Form 10-Q
period 2010-06-30
MOTRICITY INC
filed 2010-08-06
CIK 1336691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-34781

Motricity, Inc.

(Exact name of registrant as specified in its charter)

Delaware	3663	20-1059798
(State of incorporation)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

601 108th Avenue Northeast

Suite 800

Bellevue, WA 98004

(425) 957-6200

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Richard E. Leigh, Jr.

601 108th Avenue Northeast

Suite 800

Bellevue, WA 98004

(425) 957-6200

(Name, address, including zip code, and telephone number, including area code, of agent for service)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of August 5, 2010 there were 40,046,356 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

		Page
	PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)	2
	Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	2
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and June 30, 2009	3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the six months ended June 30, 2010 and the year ended December 31, 2009	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and June 30, 2009	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29

	PART II – FINANCIAL INFORMATION

Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	31
Item 4.	[Removed and Reserved]	31
Item 5.	Other Information	31
Item 6.	Exhibits	31
	Signatures

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Motricity, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$74,020	$35,945
Restricted short-term investments	1,115	1,375
Accounts receivable, net of allowance for doubtful accounts of $349 and $272, respectively	22,270	17,306
Assets held for sale	—	1,606
Prepaid expenses and other current assets	4,772	3,542

Total current assets	102,177	59,774
Property and equipment, net	25,803	26,717
Goodwill	74,658	74,658
Intangible assets, net	13,810	10,692
Other assets	158	2,335

Total assets	$216,606	$174,176

Liabilities, redeemable preferred stock and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$11,719	$9,585
Accrued compensation	8,696	9,282
Accrued expenses	3,434	2,648
Deferred revenue, current portion	1,277	7,771
Other current liabilities	1,863	2,185

Total current liabilities	26,989	31,471
Deferred revenue, net of current portion	211	4,013
Redeemable preferred stock warrants	—	5,012
Deferred tax liability	4,695	3,760
Other noncurrent liabilities	659	1,345

Total liabilities	32,554	45,601

Redeemable preferred stock	51,280	417,396

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value; 350,000,000 preferred shares authorized; 0 and 7,338,769 preferred shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	—	17,393
Common stock, $0.001 par value; 625,000,000 shares authorized; 39,976,356 and 7,633,786 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	40	115
Additional paid-in capital	463,042	—
Accumulated deficit	(330,196)	(306,443)
Accumulated other comprehensive income (loss)	(114)	114

Total stockholders’ equity (deficit)	132,772	(288,821)

Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$216,606	$174,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motricity, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share data and per share amounts)

(unaudited)

	Three Month Ended June 30,		Six Month Ended June 30,
	2010	2009	2010	2009
Revenue
Managed services	$21,912	$20,314	$42,793	$40,536
Professional services	8,496	16,694	16,695	19,748

Total revenues	30,408	37,008	59,488	60,284

Operating expenses
Direct third-party expenses	2,408	5,366	3,713	6,537
Datacenter and network operations, excluding depreciation	7,595	7,786	15,629	16,469
Product development and sustainment, excluding depreciation	6,182	9,739	14,364	17,416
Sales and marketing, excluding depreciation	3,351	2,763	7,006	5,752
General and administrative, excluding depreciation	22,809	4,495	28,073	9,670
Depreciation and amortization	2,980	3,205	6,021	6,982
Restructuring	—	712	407	947
Long-lived asset impairment charges	—	5,488	—	5,488

Total operating expenses	45,325	39,554	75,213	69,261

Operating loss	(14,917)	(2,546)	(15,725)	(8,977)

Other income (expense), net
Other income (expense)	3,796	(196)	3,538	(278)
Interest and investment income, net	(1)	124	(1)	204
Interest expense	—	(126)	—	(220)

Other income (expense), net	3,795	(198)	3,537	(294)

Net loss, before income tax	(11,122)	(2,744)	(12,188)	(9,271)
Provision for income taxes	468	444	935	888

Net loss	(11,590)	(3,188)	(13,123)	(10,159)
Accretion of redeemable preferred stock	(5,683)	(5,815)	(11,911)	(11,630)
Series D1 preferred dividends	(160)	(172)	(332)	(344)

Net loss attributable to common stockholders	$(17,433)	$(9,175)	$(25,366)	$(22,133)

Net loss per share attributable to common stockholders – basic and diluted	$(1.95)	$(1.55)	$(3.45)	$(3.75)

Weighted-average common shares outstanding – basic and diluted	8,928,242	5,929,727	7,349,416	5,908,364

Depreciation and amortization by function
Datacenter and network operations	$1,995	$2,250	$3,987	$4,747
Product development and sustainment	387	394	815	980
Sales and marketing	506	492	1,030	1,064
General and administrative	92	69	189	191

Total depreciation and amortization	$2,980	$3,205	$6,021	$6,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motricity, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands, except share data and per share amounts)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance as of December 31, 2008	7,338,769	$17,393	6,915,021	$104	$—	$(267,381)	$17	$(249,867)
Other comprehensive income (loss):
Net loss	—	—	—	—	—	(16,301)	—	(16,301)
Foreign currency translation adjustment	—	—	—	—	—	—	97	97

Other comprehensive income (loss)								(16,204)

Restricted stock activity	—	—	855,770	13	(13)	—	—	—
Exercise of common stock options	—	—	51,796	1	16	—	—	17
Repurchase of outstanding common stock	—	—	(166,667)	(3)	(1,247)	—	—	(1,250)
Settlement of shareholder note receivable	—	—	(22,134)	—	(435)	—	—	(435)
Stock-based compensation expense	—	—	—	—	2,179	—	—	2,179
Accretion of redeemable preferred stock	—	—	—	—	(500)	(22,761)	—	(23,261)

Balance as of December 31, 2009	7,338,769	17,393	7,633,786	115	—	(306,443)	114	(288,821)
Other comprehensive income (loss):
Net loss	—	—	—	—	—	(13,123)	—	(13,123)
Foreign currency translation adjustment	—	—	—	—	—	—	(228)	(228)

Other comprehensive income (loss)								(13,351)

Conversion of preferred stock to common stock	(7,338,769)	(17,393)	725	—	17,393	—	—	—
Conversion of redeemable preferred stock to common stock	—	—	26,046,701	26	378,010	—	—	378,036
Conversion of redeemable preferred stock warrants to common stock warrants	—	—	—	—	1,463	—	—	1,463
Sale of common stock, net of issuance costs of $7,318	—	—	6,000,000	6	48,482	—	—	48,488
Restricted stock activity	—	—	47,762	—	—	—	—	—
Exercise of common stock options and warrants	—	—	247,382	2	152	—	—	154
Reverse stock split	—	—	—	(109)	109	—	—	—
Stock-based compensation expense	—	—	—	—	18,697	—	—	18,697
Accretion of redeemable preferred stock	—	—	—	—	(1,264)	(10,630)	—	(11,894)

Balance as of June 30, 2010	—	$—	39,976,356	$40	$463,042	$(330,196)	$(114)	$132,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motricity, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(13,123)	$(10,159)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,021	6,982
Change in fair value of redeemable preferred stock warrants	(3,550)	167
Long-lived asset impairment charges	—	5,489
Loss on disposition of assets held for sale	407	—
Stock-based compensation expense	18,697	1,088
Deferred tax liability	935	888
Other non-cash adjustments	16	316
Changes in operating assets and liabilities
Accounts receivable	(4,964)	6,394
Prepaid expenses and other assets	(1,664)	2,030
Other long-term assets	2,177	(25)
Accounts payable and accrued expenses	(1,189)	(5,749)
Deferred revenue	(10,296)	844

Net cash provided by (used in) operating activities	(6,533)	8,265

Cash flows from investing activities
Purchase of property and equipment	(4,433)	(1,023)
Capitalization of software development costs	(3,927)	(2,136)
Proceeds of assets held for sale	1,199	—
Maturity of held-to-maturity investments	—	3,975

Net cash provided by (used in) investing activities	(7,161)	816

Cash flows from financing activities
Net proceeds from sale of common stock	51,445	—
Proceeds from exercise of common stock options	154	14
Restricted short-term investments	260	(425)
Repayment of bank borrowings	—	(9,875)

Net cash provided by (used in) financing activities	51,859	(10,286)

Effect of exchange rate changes on cash and cash equivalents	(90)	(4)

Net increase (decrease) in cash and cash equivalents	38,075	(1,209)
Cash and cash equivalents at beginning of period	35,945	14,299

Cash and cash equivalents at end of period	$74,020	$13,090

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$110

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motricity, Inc.

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except share data and per share amounts)

(unaudited)

1. Organization

Motricity, Inc. (the “Company”) is a leading provider of mobile data solutions and services that enable wireless carriers to deliver high value mobile data services to their subscribers. We provide a comprehensive suite of hosted, managed service offerings, including mobile web portal, storefront, messaging, and billing support and settlement, which enable wireless carriers to deliver customized, carrier-branded mobile data services to their wireless subscribers.

On April 23, 2010, our Board of Directors approved an amendment to our Amended and Restated Certificate of Incorporation to effect a 15-to-1 split of our common stock. The reverse stock split was effected on June 15, 2010 in connection with the completion of our initial public offering (the “IPO”). All information related to common stock, options and warrants to purchase common stock and earnings per share included in the accompanying condensed consolidated financial statements has been retroactively adjusted to give effect to the reverse stock split.

On June 23, 2010, we completed our offering of 6,000,000 shares of common stock in an initial public offering. 5,000,000 shares of common stock were sold at a per share price of $10.00 and 1,000,000 shares of common stock were sold directly to entities affiliated with Mr. Carl C. Icahn for a per share price of $10.00 less discounts and commissions, resulting in net proceeds of approximately $48,500. At the closing of the IPO, 303.9 million shares of redeemable preferred stock (Series A, B, C, D, E, F, G and I) were converted into 25.3 million shares of common stock and 7.3 million shares of Series D1 preferred stock was converted into 0.7 million shares of common stock. Series H redeemable preferred stock is the only class of preferred stock outstanding as of June 30, 2010.

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Prospectus filed with the Securities and Exchange Commission on June 21, 2010.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements.

The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year or for any other period.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with the generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates include the recognition of revenues, valuation of deferred tax assets, tangible and intangible assets, goodwill and long-lived asset impairment charges, litigation and settlement costs and other loss contingencies and the allowance for doubtful accounts receivable. Actual results could differ from those estimates.

Revenue Recognition

We derive our revenues from contracts which include individual or varying combinations of our managed services and often include professional service fees to customize and implement the specific software platform solutions required by the customer. We recognize revenue when all of the following conditions are satisfied: (i) there is persuasive evidence of an arrangement; (ii) delivery has occurred; (iii) the fee is fixed or determinable; and (iv) collectability of the fee is reasonably assured. Certain of our arrangements include customer acceptance clauses or penalties for late delivery which we assess to determine whether revenue can be recognized ahead of the acceptance or delivery. The timing of revenue recognition in each case depends upon a variety of factors, including the specific terms of each arrangement and the nature of our deliverables and obligations.

Our customer contracts may consist of professional service fees, a fixed monthly managed service fee to host the software platform solution, and a variable monthly subscription fee based on one of three measures: the number of wireless subscribers using our software solutions each month; the aggregate dollar volume or number of transactions processed; or specified rates for individual transactions processed. Certain arrangements also include minimum monthly fee provisions, monthly fees for providing additional managed services required by the customer and/or service level requirements related to the hosted solutions which often entail financial penalties for non-compliance. Professional service fees typically include both the initial fees to customize and implement the specific software solution and fees to enhance the functionality of the software solution, which may occur anytime during the contractual term of the arrangement.

Under contractual arrangements where the customer does not have the right to take possession of the software, we determine the pattern of revenue recognition of the combined deliverables as a single unit of accounting. The professional service fees associated with the arrangement are not considered to be a separate earnings process because the services do not have stand-alone value to the customer. Such customers do not have the ability to benefit, resell or realize value from such services without the associated hosting services. Consequently, the professional services revenue is deferred and recognized monthly on a ratable basis together with the hosting services over the longer of the contractual term of the arrangement or the estimated period the customer is expected to benefit from the software solution or enhancement representing the period over which the hosting services are expected to be utilized. In determining the expected benefit period, we assess factors such as historical data trends, data used to establish pricing in the arrangement, discussions with customers in negotiating the arrangement and the period over which the customer could be expected to recover and earn a reasonable return on the professional service fee. At June 30, 2010 and December 31, 2009 our balance sheets reflected deferred revenue of $1,488 and $11,784, respectively, which consists primarily of such professional service fees. We consider the variable activity-based fees to be contingent fees and recognize revenue monthly as the contingency is resolved, the fees are earned and the amount of the subscription fee can be reliably measured. For purposes of classifying the arrangement consideration as managed services or professional services revenue on our statement of operations, we allocate the arrangement consideration based on the contractually stated amounts for each component. The pricing of our professional services is based on the expected level of effort necessary to complete a software solution. We believe this best approximates the fair value of the professional service fees if they were a separate unit of accounting.

Under certain arrangements, the customer has the right to take possession of the software, and it is feasible for the customer to either self-host the software on its own hardware or contract with another entity for the hosting service without significant penalty. Such multiple element arrangements are analyzed under software revenue guidance to assess the elements for separation and recognition. The fixed monthly hosting fee to host the software solution is not considered essential to the functionality of other elements, is described in the contract such that the total price of the arrangement would be expected to vary as the result of the inclusion or exclusion of the services and we have established vendor-specific objective evidence of fair value through substantive renewal rates included in the contract. Accordingly, we account for the hosting fee element of the arrangement separately and recognize the hosting fee as managed services revenue on a monthly basis as earned. The variable monthly subscription fee is considered a contingent fee and is recognized as managed services revenue monthly when the contingency is resolved and the related fee is earned. We then use the residual method to allocate the arrangement consideration to the professional services element for revenue recognition purposes. We recognize the professional service revenues using the cost-to-cost percentage of completion method of accounting. We recognize the revenue based on the ratio of costs incurred to the estimated total costs at completion. Revenue recognized in excess of billings is recorded within accounts receivable. Billings in excess of revenue recognized are recorded within deferred revenue. Should the customer elect to self-host the software, the hosting fee is eliminated and the variable subscription fee becomes the licensing fee. No customer has elected to self-host as of June 30, 2010. If a contract which previously did not have a right to self-host without significant penalty is amended to include such a right, we reassess the contract under the above software revenue guidance.

Under contractual arrangements where our software is licensed to the customer and requires significant production, modification or customization of the software, the entire arrangement is accounted for under software revenue accounting in conformity with contract accounting. Under contract accounting, when no elements under the arrangement qualify to be separate, we recognize revenue for the entire arrangement using the cost-to-cost percentage of completion method of accounting based on the ratio of costs incurred to the estimated total costs at completion.

We provide premium messaging services to subscribers of wireless carriers on behalf of third-party vendors and earn a fixed percentage of the related revenue. We bill the carriers for transactions conducted by their subscribers and provide settlement services for the third-party vendors based on payments received from the carriers. We determined it is appropriate to record our net share of the billings to carriers as service revenue rather than the gross billing amount. The primary considerations for this determination are:

•	the third-party vendor sells its content or service directly to the wireless carriers’ subscribers and is considered the primary obligor;

•

the carriers have a contractual relationship with their subscribers and are directly responsible for billing and collecting premium messaging fees from their subscribers and resolving billing disputes;

•	the carriers establish gross pricing for the transactions;

•	the wireless carriers generally pay us a fixed percentage of premium messaging revenues actually collected from their subscribers; and

•

we have limited risks, including no inventory risk and limited credit risk, because the carriers generally bear the risk of collecting fees from their subscribers and we are obligated to remit to the third-party vendor only their share of the funds we actually receive from the carrier.

Cash and Cash Equivalents

We consider all highly liquid investments with remaining maturities of three months or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents consist primarily of cash balances and money market instruments, which approximates market value.

Restricted Short-Term Investments

At June 30, 2010 and December 31, 2009, restricted short-term investments were held in a money market account, which is legally restricted as to withdrawal under an agreement with a financial institution related to an office lease.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented at their face amount, less an allowance for doubtful accounts, on the consolidated balance sheets. Accounts receivable consist of amounts billed and currently due from customers and revenues earned but not yet billed. We evaluate the collectability of accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, a specific reserve for bad debts against amounts due is recorded to reduce the related accounts receivable to an amount we reasonably believe is collectable. In addition, we recognize reserves for bad debts based on estimates developed using standard quantitative measures, which incorporate historical write-offs and current economic conditions.

Long-Lived Assets

Long-lived assets include assets such as property and equipment and intangible assets other than those with indefinite lives. We assess the carrying value of our long-lived asset groups when indicators of impairment exist and recognize an impairment loss when the carrying amount of a long-lived asset is not recoverable from the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. During the six months ended June 30, 2009, $3,586 of capitalized software and $1,902 of definite-lived intangible assets were considered impaired and recorded within long-lived asset impairment charges.

Property and equipment are recorded at historical cost less accumulated depreciation, unless impaired. Depreciation is charged to operations over the estimated useful lives of the assets using the straight-line method or a variable method reflecting the pattern in which the economic benefits are anticipated to be utilized. Upon retirement or sale, the historical cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized. Expenditures for repairs and maintenance are charged to expense as incurred.

All costs related to the development of internal-use software other than those incurred during the application development stage are expensed, including costs for minor upgrades and enhancements when there is no reasonable cost-effective way to separate these costs from maintenance activities. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software (generally three years).

        Identifiable intangible assets include capitalized costs related to the development of certain software products. Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life. At each balance sheet date, the unamortized costs for all intangible assets are reviewed by management and reduced to net realizable value when necessary. Other identifiable intangible assets are recorded at cost or, when acquired as part of a business acquisition, estimated fair value. The recorded amount is amortized to expense over the estimated useful life of the asset using the straight-line method or a variable method reflecting the pattern in which the economic benefits are anticipated to be realized.

Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair value of the identifiable net assets acquired. We test goodwill for impairment in the fourth quarter of each year, and whenever events or changes in circumstances arise during the year that indicate the carrying amount of goodwill may not be recoverable. In evaluating whether an impairment of goodwill exists, we first compare the estimated fair value of a reporting unit against its carrying value. If the estimated fair value is lower than the carrying value, then a more detailed assessment is performed comparing the fair value of the reporting unit to the fair value of the assets and liabilities plus the goodwill carrying value of the reporting unit. If the fair value of the reporting unit is less than the fair value of its assets and liabilities plus goodwill, then an impairment charge is recognized to reduce the carrying value of goodwill by the difference.

Business Acquisitions

Business acquisitions are accounted for under the purchase method of accounting. Under that method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of the acquisition, with any excess of the cost of the acquisition over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill. We make significant judgments and assumptions in determining the fair value of acquired assets and assumed liabilities, especially with respect to acquired intangibles. Using different assumptions in determining fair value could materially impact the purchase price allocation and our financial position and results of operations. Results of operations for acquired businesses are included in the consolidated financial statements from the date of acquisition.

Freestanding Preferred Stock Warrants

Prior to the IPO, the Company had freestanding warrants that were related to the Company’s redeemable preferred stock and classified as liabilities on the condensed consolidated balance sheets. The warrants were subject to remeasurement using the Black-Scholes option pricing model at each balance sheet date, and any change in fair value was recognized within other income (expense) on the Company’s condensed consolidated statements of operations. As of December 31, 2009 the liability was $5,012. On June 23, 2010, the warrants were automatically converted into common stock warrants when the underlying series of preferred stock were converted into shares of common stock. The warrant liability was reclassified as additional paid-in capital.

The redeemable preferred stock warrants were adjusted to reflect current fair value immediately prior to conversion to common stock and at each prior balance sheet date as determined by the Black-Scholes model. The change in the fair value of the redeemable preferred stock warrants was a $3,810 decrease and a $213 increase in the three months ended June 30, 2010 and 2009, respectively, and a $3,550 decrease and a $167 increase in the six months ended June 30, 2010 and 2009, respectively. The weighted-average assumptions used in these calculations are summarized as follows:

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Expected term	4 years	5 years
Expected volatility	50.0%	58.0%
Risk-free interest rate	1.9%	2.5%
Expected dividend yield	3.9%	3.9%

The expected term is the remaining contractual life for each warrant and the risk-free interest rate is based on the U.S. Treasury constant maturities in effect at the end of the reporting period. Expected volatility was calculated using a historical volatility for a peer group of ten companies, as we believe the expected volatility will approximate historical volatility of the peer group.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) includes net loss as currently reported under U.S. GAAP and other comprehensive income (loss). Other comprehensive income (loss) considers the effects of additional economic events, such as foreign currency translation adjustments, that are not required to be recorded in determining net loss, but rather are reported as a separate component of stockholders’ equity (deficit).

Product Development Costs

Product development expenses consist primarily of salaries and fees paid to outside vendors. Costs incurred in connection with research activities are charged to operating expenses as incurred and are included within product development and sustainment in the consolidated statements of operations. Research and development expenses for the three months ended June 30, 2010 and 2009 were $2,050 and $1,124, respectively. Research and development expenses for the six months ended June 30, 2010 and 2009 were $4,610 and $1,776, respectively.

We capitalize certain software development costs, including the costs to develop new software products or significant enhancements to existing software products, which are developed or obtained for internal use. We capitalize software development costs when application development begins, it is probable that the project will be completed, and the software will be used as intended. Such capitalized costs are amortized on a straight-line basis over the estimated useful life of the related asset, which is generally three years. Costs associated with preliminary project stage activities, training, maintenance and all post implementation stage activities are expensed as incurred.

Software development costs related to software products to be sold, leased or otherwise marketed as a component of the solutions we provide to our customers, however, are capitalized when technological feasibility has been established. In 2010, we have focused on developing software products that can be leveraged across various customers. As such, we have capitalized costs, including direct labor and related overhead included in Intangible Assets, net. Amortization of capitalized software development costs will begin as each product is available for general release to customers and will be recorded within Depreciation and amortization. Amortization will be computed on an individual product basis for those products available for market and will be recognized based on the product’s estimated economic life. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately. In the six months ended June 30, 2010, we capitalized $3,927 of software development costs. We did not capitalize any costs in 2009.

Stock-Based Compensation

We measure and recognize stock-based compensation expense using a fair value-based method for all share-based awards made to employees and nonemployee directors, including grants of stock options and other stock-based plans. The application of this standard requires significant judgment and the use of estimates, particularly with regard to Black-Scholes assumptions such as stock price volatility and expected option lives to value equity-based compensation. We recognize stock-based compensation expense using a straight line method over the requisite service period of the individual grants, which generally equals the vesting period.

Litigation and Other Contingencies

Amounts associated with litigation and other contingencies are recorded as charges to earnings when we, after taking into consideration the facts and circumstances associated with each matter, including settlement offers, have determined that it is probable that a liability has been incurred and the amount of the liability can reasonably be estimated.

Income Taxes

We account for income taxes using an asset and liability approach to record deferred taxes. Our deferred income tax assets represent temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities that will result in tax deductions in future years, including net operating loss and tax credit carry forwards. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized. We recorded full valuation allowances against our deferred tax assets for all periods presented.

For the three months ended June 30, 2010 and 2009, we recorded income tax expense of $468 and $444, respectively, and $935 and $888 for the six months ended June 30, 2010 and 2009, respectively. These amounts reflect the impact of tax deductible goodwill. The actual expense for each of these periods differs from the federal statutory rate primarily due to the valuation allowance applied to the deferred tax assets relating to net losses.

As of January 1, 2007, we adopted the authoritative accounting guidance prescribing a threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance defines the level of assurance that a tax position must meet in order to be recognized in the financial statements and also provides for de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The guidance utilizes a two-step approach for evaluating uncertain tax positions. Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. If a tax position is not considered “more likely than not” to be sustained, no benefits of the position are recognized. Step two, measurement, is based on the largest amount of benefit which is more likely than not to be realized on effective settlement.

Net Loss Per Share Attributable to Common Stockholders

Basic and diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Our net loss attributable to common stockholders was not allocated to redeemable preferred stock or preferred stock using the two-class method, as the redeemable preferred stock and preferred stock do not have a contractual obligation to share in the net loss attributable to common stockholders.

Our potentially dilutive shares, which include outstanding common stock options, unvested common shares subject to repurchase, preferred stock and redeemable preferred stock, common stock warrants and redeemable preferred stock warrants, have not been included in the computation of diluted net loss per share attributable to common stockholders for all periods presented, as the results would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. See Note 7, “Net Loss Per Share Attributable to Common Stockholders.”

Operating Segment

The authoritative guidance for disclosures about segments of an enterprise establishes standards for reporting information about operating segments. It defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. We currently operate and manage our business as a single segment. Our CODM allocates resources and assesses performance of the business at the consolidated level. Our CODM reviews revenue by customer and by type of service to understand and evaluate revenue trends. We have one business activity, and there are no segment managers who are held accountable for operations, operating results or components below the consolidated unit level. Accordingly, we consider ourselves to be in a single operating and reporting segment structure.

We generated approximately 94% and 96% of our total revenue in the U.S. during the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009 approximately 95% and 96% of our total revenue was generated in the U.S. For all periods presented, revenue from locations outside the U.S. was less than 10%.

Fair Value of Financial Instruments

As of June 30, 2010 and December 31, 2009, we had $74,020 and $35,945 of cash and cash equivalents, respectively, and $1,115 and $1,375 of restricted short-term investments, respectively, that were evaluated using quoted market prices (Level 1) to determine their fair value. As of June 30, 2010 and December 31, 2009, cash equivalents were comprised of money market funds totaling $63,965 and $3,966, respectively. In addition, the carrying amount of certain financial instruments, including accounts receivable, accounts payable and accrued expenses approximates fair value due to their short maturities.

The freestanding warrants that were related to our redeemable preferred stock were classified as liabilities and due to the lack of availability of observable market quotes for these securities, the fair value was estimated based on a Black-Scholes valuation model which utilized inputs based on management estimates. Significant inputs to the valuation are unobservable in the active markets and are classified as Level 3. The increase/(decrease) in the Level 3 securities of $(3,550) for the six months ended June 30, 2010 and $167 for the six months ended June 30, 2009, was due primarily to changes in the estimated fair value of the Company’s stock. The change in the fair value is recorded within Other income (expense). As a result of the conversion of the redeemable preferred stock, all freestanding warrants that were classified as liabilities have been exercised or converted into common stock warrants. As of June 30, 2010, we have no Level 3 securities. There were no transfers between levels in the fair value hierarchy during the six months ended June 30, 2010.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, to the extent balances exceed limits that are insured by the Federal Deposit Insurance Corporation, and accounts receivable.

At June 30, 2010, two customers comprised 46% and 14%, respectively, of accounts receivable. At December 31, 2009, two customers comprised 41% and 13%, respectively, of accounts receivable.

The following table outlines our revenue concentration by customer:

	AT&T	Verizon Wireless
Three months ended June 30, 2010	54%	25%
Three months ended June 30, 2009	64%	15%
Six months ended June 30, 2010	47%	32%
Six months ended June 30, 2009	56%	18%

Foreign Currencies

For international subsidiaries, local currencies have been determined to be the functional currencies. The financial statements of international subsidiaries are translated to their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities and at average currency exchange rates for revenues and expenses. Translation adjustments resulting from this process are included in other comprehensive income (loss) and are reflected as a separate component of stockholders’ equity (deficit). Realized and unrealized transaction gains and losses are included in other income in the period in which they occur, except on intercompany balances considered to be long-term, and have not been significant for any periods presented. Transaction gains and losses on intercompany balances considered to be long-term are recorded in other comprehensive income (loss).

Recent Accounting Pronouncements

There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

3. Restructuring

In conjunction with the InfoSpace Mobile acquisition in December 2007 and the subsequent integration activities, we elected to move our corporate headquarters from Durham, North Carolina to Bellevue, Washington and eliminate redundant functions and positions. We incurred expenses to relocate the headquarters functions and certain employees to the Bellevue location and eliminated redundant positions.

During 2009, we incurred restructuring charges of $2,058 related to the relocation of our corporate headquarters and the closure of our office in the United Kingdom.

In March 2010, we incurred a $407 loss on the sale of the Chief Executive Officer’s home that we acquired in 2008 in connection with the relocation of our headquarters to Bellevue, Washington. This loss was recorded as a restructuring charge in the first quarter of 2010. See Note 8, “Related Party Transactions” for additional information regarding the purchase of the home in 2008.

The following table summarizes the liabilities related to restructuring costs which are included in accrued expenses on the condensed consolidated balance sheets:

	Involuntary Termination Benefits	Office Relocation Costs	Other Costs, Primary Lease Obligations	Total
Balance as of December 31, 2008	$230	$—	$—	$230
Restructuring charges	744	43	1,271	2,058
Utilization	(805)	(43)	(871)	(1,719)

Balance as of December 31, 2009	169	—	400	569
Restructuring charges	—	407	—	407
Utilization	—	(407)	(180)	(587)

Balance as of June 30, 2010	$169	$—	$220	$389

4. Capital Structure

At June 30, 2010, we had authorized 975,000,000 shares of capital stock, of which 625,000,000 shares are designated as common stock and 350,000,000 are designated as preferred stock. Terms of the preferred stock and redeemable preferred stock are presented in Note 5, “Preferred Stock and Redeemable Preferred Stock.” Information regarding stock options and warrants outstanding is included in Note 6, “Stock Options and Warrants.” The terms of our common stock are as follows:

Common Stock

Dividend

The holders of common stock shall be entitled to receive, when, as and if declared by our Board of Directors, any dividends, subject to the rights of holders of other classes of stock outstanding having prior rights as to dividends.

Voting

The holder of each share of common stock shall have the right to one vote for each share, and shall be entitled to notice of any stockholders’ meeting in accordance with the our bylaws, and shall be entitled to vote upon such matters and in such manner as may be provided by law.

Liquidation

In the event of liquidation, holders of common stock shall receive all remaining proceeds from the liquidation of the Company following the satisfaction of the preferences of the holders of Series H redeemable preferred stock.

Restricted Stock

Restricted stock has been granted to certain employees, non-employee directors and one non-employee. Vesting of all restricted shares granted on or after October 25, 2006 is subject to a double trigger vesting requirement under the terms of the restricted stock agreement. The double trigger consists of time-based vesting and occurrence of a liquidation event, defined as a qualified public offering or a qualified sale of the Company. When the restricted stock is fully vested, it is then included in weighted-average common shares outstanding. These shares have voting and dividend rights upon grant. These rights are forfeited should the stock not vest, although the employee is not required to be employed by the Company at the date of the liquidation event or the following lock-up period to receive the shares which will be vested based on the service period. Prior to the IPO, no compensation expense had been recognized related to the grant of these shares of restricted stock as a liquidation event was not considered probable. As a result of the IPO in June 2010, the trigger relying on the qualified public offering has been fulfilled and the shares are now subject solely to a time-base vesting restriction, which includes the 180-day lock-up period. The vesting of the shares is now considered probable; therefore, $17,474 of stock-based compensation expense was recorded at the IPO date. Additional stock-based compensation expense related to restricted stock of approximately $12,000 will be recognized over a weighted-average period of 2.7 years.

Shares
Restricted Stock
December 31, 2008	1,077,789
Granted	950,000
Lapse of restriction	(24,510)
Forfeited	(94,230)

December 31, 2009	1,909,049
Granted	132,665
Lapse of restriction	(24,509)
Forfeited	(84,904)

June 30, 2010	1,932,301

As of December 31, 2009, restricted stock included 24,509 shares of restricted stock that were not subject to the double trigger vesting requirement. The restriction on these shares lapsed in April 2010, as the shares vested based on service conditions. These shares have been reclassified from restricted stock to common stock.

5. Preferred Stock and Redeemable Preferred Stock

The following is a summary of our $0.001 par value Series D1 preferred stock and $0.001 par value Series A, B, C, D, E, F, G, H, and I redeemable preferred stock:

	As of December 31, 2009			As of June 30, 2010
Security	Carrying Value	Liquida- tion Value	Issued & Outstanding Shares	Carrying Value	Liquida- tion Value	Issued & Outstanding Shares
Preferred stock
Series D1	$17,393	$20,472	7,338,769	$—	$—	—
Redeemable preferred stock
Series A	$6,547	$6,579	8,740,368	$—	$—	—
Series B	14,006	14,076	23,323,936	—	—	—
Series C	2,758	2,772	2,259,121	—	—	—
Series D	458	460	375,000	—	—	—
Series E	32,349	32,610	29,404,456	—	—	—
Series F	98,242	100,751	36,684,050	—	—	—
Series G	29,821	30,499	12,248,642	—	—	—
Series H	50,770	52,500	21,084,337	51,280	52,500	21,084,337
Series I	182,445	199,881	190,839,694	—	—	—

Total	$417,396	$440,128	324,959,604	$51,280	$52,500	21,084,337

Preferred Stock

In conjunction with the IPO, the Series D1 preferred stock was converted into 0.7 million shares of common stock. The Series D1 preferred stock was not redeemable and, therefore, cumulative unpaid dividends in arrears were not recorded on our condensed consolidated balance sheets. However, while the preferred stock was outstanding, such cumulative unpaid dividends were included in net loss attributable to common stockholders.

Redeemable Preferred Stock

On June 23, 2010, in conjunction with the IPO, Series A, B, C, D, E F, G and I redeemable preferred stock converted to common stock. 21,084,337 shares of Series H redeemable preferred stock are outstanding. The Series H redeemable preferred stock is convertible at the option of the holders thereof into common stock at a rate of approximately 0.114 shares of common stock for each share of Series H preferred stock. If the average closing price over a 90-day period is $21.99 per common share or higher, Series H redeemable preferred stock will convert at our option into shares of our common stock.

So long as 10% of the Series H preferred stock remains outstanding, without the consent of at least a majority of the then outstanding shares of Series H preferred stock, we may not, among other things, (i) amend or waive any provision of our certificate of incorporation or bylaws so as to affect the Series H preferred stock adversely; or (ii) incur indebtedness other than with respect to (x) vendors, service providers, trade creditors, employees, independent contractors and equipment lessors, in each case, in the ordinary course of business, (y) intercompany indebtedness, and (z) indebtedness not to exceed $42,000 outstanding under credit facilities. In addition, holders of our Series H redeemable preferred stock will have the right to designate two members of our Board of Directors.

The Series H preferred stock has a liquidation preference of $2.49 per share. On or after August 31, 2013, upon request of at least a majority of the then outstanding shares of Series H preferred stock, we must redeem the Series H preferred stock in immediately available funds or by the issuance of a promissory note which shall bear simple interest at the rate of 4% per annum and shall be payable in eight consecutive quarterly installments with the first such installment becoming due and payable on the first anniversary of the redemption payment date (determined once such written request is received); provided, however, that in lieu of receiving the redemption payment in the form of a promissory note, any holder of Series H preferred stock may instead elect to be redeemed quarterly and receive the redemption payment in eight consecutive quarterly installments.

The Series H preferred stock provides for cumulative dividends quarterly at the rate of 8% per annum, accruing daily whether or not earned or declared, which shall be paid in additional shares of Series H preferred stock, paid quarterly.

The holders of Series H preferred stock will have one vote for each share of common stock into which such holders’ shares could then be converted at the time, and with respect to such vote, will have full voting rights and powers equal to the voting rights and powers of the holders of our common stock.

6 Stock Options and Warrants

Stock Options

Our Board of Directors approved the 2010 Long-Term Incentive Plan (“2010 LTIP”) on April 23, 2010. We may grant options of up to 2,765,622 shares under the 2010 LTIP. Awards granted under the 2010 LTIP may include incentive stock options or nonqualified stock options, stock appreciation rights, restricted stock and other stock-based or cash-based awards. Option terms may not exceed 10 years and the exercise price cannot be less than 100% of the estimated fair market value per share of our common stock on the grant date. Any shares awarded or issued pursuant to the exercise of stock options may be (i) authorized and unissued shares of our common stock or (ii) shares of common stock held in or acquired for our treasury. The maximum number of shares subject to any performance award to any participant during any fiscal year shall be 266,667 shares. The maximum cash payment made under a performance award granted to any participant with respect to any fiscal year shall be $5,440.

The following table summarizes all stock option activity for the years ended December 31, 2008 and 2009 and the six months ended June 30, 2010:

	Shares	Weighted- Average Exercise Price Per Share	Remaining Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2008	1,219,545	$10.35	6.54	$3,675
Granted	196,817	14.10
Exercised	(52,922)	0.30
Forfeited	(98,989)	13.20
Expired	(38,990)	18.60

Outstanding, December 31, 2009	1,225,461	$10.80	6.43	$11,498
Granted	837,174	14.52
Exercised	(216,590)	0.68
Forfeited	(49,886)	15.27
Expired	(42,575)	19.03

Outstanding, June 30, 2010	1,753,584	$13.43	8.46	$295

Exercisable at June 30, 2010	546,012	$12.11	6.73	$295
Vested and expected to vest at June 30, 2010	1,488,932	$13.86	8.23	$295

The total intrinsic value of options exercised during the three months ended June 30, 2010 and 2009 was $1,836 and $554, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2010 and 2009 was $1,974 and $566, respectively.

In determining the compensation cost of the stock options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized as follows:

	Year Ended December 31, 2009	Six Months Ended June 30, 2010
Expected term of options granted	5 years	5 years
Expected volatility range	50% - 58%	50%
Range of risk-free interest rates	1.7% - 2.3%	2.0% - 2.3%
Expected dividend yield	0%	0%

We calculate expected volatility for stock options using historical volatility for a peer group of 10 companies, as we believe the expected volatility will approximate historical volatility of the peer group. The risk-free interest rate for the expected terms of the stock options is based on the U.S. Treasury constant maturities in effect at the time of grant.

The weighted-average grant date fair value of options granted during the three months ended June 30, 2010 and 2009 was $3.99 and $6.13, respectively. The weighted-average grant date fair value of options granted during the six months ended June 30, 2010 and 2009 was $6.30 and $6.15, respectively.

Stock-based compensation expense for the three months ended June 30, 2010 and 2009 was $18,192 and $556, respectively, and $18,697 and $1,088 for the six months ended June 30, 2010 and 2009, respectively, and was included in datacenter and network operations, product development and sustainment, sales and marketing and general and administrative expenses.

At June 30, 2010, there was $6,378 of total unrecognized compensation costs, net of estimated forfeitures, related to unvested options that are expected to be recognized over a weighted-average period of 3.3 years.

Warrants

During the three months ended June 30, 2010, 30,790 shares of common stock were issued in conjunction with the exercise of common stock warrants and Series A and B preferred stock warrants. As a result of the conversion of the Series I redeemable preferred stock, all preferred stock warrants were converted into common stock warrants.

Warrants were primarily issued in conjunction with financing rounds to investors or other parties and none are held by employees. The following table summarizes the outstanding warrants to purchase common stock as of June 30, 2010:

Number of Warrants	Exercise Price Per Share	Expiration Date
108,500	$35.55	February 23, 2012
8,130	30.75	December 30, 2012
427	30.75	February 22, 2013
128,571	32.25	May 16, 2014
20,000	32.25	June 29, 2014
123,500	14.54	September 30, 2014
2,583,117	14.54	December 28, 2014
39,993	2.71	April 7, 2011
594,639	14.54	December 28, 2014

3,606,877

7. Net Loss Per Share Attributable to Common Stockholders

Basic and diluted net loss per share attributable to common stockholders have been computed based on net loss and the weighted-average number of common shares outstanding during the applicable period. We calculate potentially dilutive incremental shares issuable using the treasury stock method and the if-converted method, as applicable. The treasury stock method assumes that the proceeds received from the exercise of stock options and warrants, as well as stock option and restricted stock expense yet to be recorded for unvested shares would be used to repurchase common shares in the market at the average stock price during the period. We have excluded options to purchase common stock, restricted stock, preferred stock and warrants to purchase common and redeemable preferred stock, as the potentially issuable shares covered by these securities are antidilutive. In addition, redeemable preferred stock has also been excluded from the June 30, 2009 amounts because its conversion into common stock, and therefore its impact upon dilution, was not determinable without a public offering price or liquidation factor. The following table presents the outstanding antidilutive securities at each period end not included in net loss attributable to common stockholders:

	Three and Six Months Ended June 30,
	2010	2009
Options to purchase common stock	1,753,584	1,261,444
Restricted stock	1,932,301	1,964,534
Preferred stock	—	10,876,759
Series H redeemable preferred stock	2,394,906	—
Warrants to purchase common stock	3,606,877	2,973,911
Warrants to purchase redeemable preferred stock and common stock	—	292,198
Warrants to purchase redeemable preferred stock	—	8,919,591

Total securities excluded from net loss per share attributable to common stockholders	9,687,668	26,288,437

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the period indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss attributable to common stockholders	$(17,433)	$(9,175)	$(25,366)	$(22,133)

Weighted-average common shares outstanding	8,928,242	5,929,727	7,349,416	5,908,364

Net loss per share attributable to common stockholders – basic and diluted	$(1.95)	$(1.55)	$(3.45)	$(3.75)

8. Related Party Transactions

Under the terms of the employment agreement with our Chief Executive Officer, we issued loans of $250 and $32 in 2004 for the costs of relocating to our headquarters in Durham, North Carolina. The loans carry an annual interest rate equal to the prime rate, with the applicable interest rate for the year set on January 1 of each year. Interest is payable annually, and the loans are repayable to the Company upon a liquidation event, including the sale or disposition of substantially all of our assets, the sale of more than 50% of the then outstanding common stock in a single transaction, or an initial public offering of our common stock. On December 18, 2009, all amounts outstanding between us and the Chief Executive Officer, including the principal and accrued interest on the loans, were settled by the Chief Executive Officer through a transfer of 22,134 shares of common stock.

During 2008, in connection with the relocation of our headquarters to Bellevue, Washington, we paid a relocation services company to purchase, on our behalf, the Chief Executive Officer’s home in North Carolina for $1,983, plus administrative fees. As a result of market conditions, in the fourth quarter of 2008, we recorded a restructuring charge of $342 related to the home and an additional restructuring charge of $203 during 2009. The asset is recorded within assets held for sale for $1,606 as of December 31, 2009. In March 2010, the home was sold for net proceeds of $1,199, and a loss on the sale of $407 was recorded as restructuring expense.

During 2009, we purchased the home of our new Chief Operating Officer in order to facilitate his relocation to Bellevue, Washington. We purchased the home for $1,195, and as a result of market conditions we recorded an impairment charge of $317. In November 2009, the home was sold for net proceeds of $874.

Entities affiliated with Mr. Carl C. Icahn purchased 1,000,000 shares of our common stock directly from us in connection with this offering at the initial public offering price less the underwriting discount. Immediately after the IPO, these entities will owned 19.1% of our common stock. In addition, Mr. Hunter C. Gary and Mr. Brett C. Icahn serve on our board as designees of Koala Holding LP, an entity affiliated with Mr. Carl C. Icahn.

Prior to the IPO, the terms of our Series H preferred stock provided that any shares of the Series H preferred stock that remained outstanding as of August of 2011 would then be subject to redemption at the holders’ election. Under those terms, depending on the number of shares, if any, of Series H preferred stock remaining outstanding at August 2011, we may have needed to provide up to approximately $52,000 to the holders electing redemption at that time. In order to enhance our financial flexibility, our Board of Directors determined that it was in the best interests of the company and our stockholders to negotiate an extension of the date holders may require such a redemption of their Series H preferred stock. Our chief executive officer, Ryan K. Wuerch, and Mr. Carl C. Icahn, owner of a majority of the Series H preferred stock, negotiated the revised terms, which were approved by a majority of the disinterested directors of our Board. Under the revised terms, the Series H preferred stock generally will not be subject to redemption at the election of the holder prior to August 2013. In addition, a forced conversion feature was added that provides that the Series H preferred stock will convert at our option into shares of our common stock if the average closing price over a 90-day period of our common stock is $21.99 per share or higher. In consideration of these revisions, a 8% pay-in-kind (non-cash) dividend was also provided, which our board of directors concluded was a reasonable given the enhanced financial flexibility provided by the revised terms. See Note 5, “Preferred Stock and Redeemable Preferred Stock.”

9. Subsequent Events

On August 2, 2010, our Board of Directors declared a stock dividend to holders of Series H redeemable preferred stock for 178,046 shares of Series H redeemable preferred stock in accordance with the provisions outlined in our Restated Certificate of Incorporation. Series H redeemable preferred stock dividends are to be declared quarterly for the respective periods ended July 31, October 31, January 31 and April 30, until the earlier of a forced conversion or August 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere herein and with our Prospectus filed with the Securities and Exchange Commission on June 21, 2010. Unless otherwise noted, all dollar amounts are in thousands.

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

The Company, through its senior management, may from time to time make “forward looking statements” about matters described herein or other matters concerning the Company. You should consider our forward-looking statements in light of the risks and uncertainties that could cause the Company’s actual results to differ materially from those which are management’s current expectations or forecasts. See “Risk Factors” in our Prospectus filed with the Securities and Exchange Commission on June 21, 2010, for further discussion.

The Company disclaims any intent or obligation to revise or update any forward-looking statements for any reason.

Overview

We are a leading provider of mobile data solutions and services that enable wireless carriers to deliver high value mobile data services to their subscribers. We provide a comprehensive suite of hosted, managed service offerings, including mobile web portal, storefront, messaging, and billing support and settlement, which enables wireless carriers to deliver customized, carrier-branded mobile data services to their wireless subscribers. Our mCore service delivery platform provides the tools for mobile subscribers to easily locate and access personally relevant and location-based content and services, engage in social networking and download content and applications. We also leverage our data-rich insights into subscriber behavior and our user interface expertise to provide a highly personalized subscriber experience and targeted mobile marketing solutions. Our mCore platform provides mobile subscribers with access to over 30 million unique pieces of third-party content or applications that we optimize for delivery to over 2,000 different mobile phone models, ranging from entry level feature phones to smartphones. Since 2005, Motricity has generated over $2.5 billion in gross revenue for our carrier customers through the sale of content and applications and powered over 50 billion page views through access to the mobile Internet. We have access to over 200 million mobile subscribers through our U.S. wireless carrier customers.

The majority of our revenue consists of managed services revenue, charged on a monthly basis to our wireless carrier and other customers under contracts with initial terms ranging from one to three years in duration. Managed services revenue consists of fees we charge to manage, host and support our solutions and to provide other related services to our customers, and includes both fixed fees and variable, activity-based charges. In addition, we charge professional service fees to customize, implement, and enhance our solutions.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.

The following critical accounting policies are those accounting policies that, in our view, are most important in the portrayal of our financial condition and results of operations. Our critical accounting policies and estimates include those involved in recognition of revenue, business combinations, software development costs, valuation of goodwill, valuation of long-lived and intangible assets, provision for income taxes, accounting for stock-based compensation and discontinued operations. Note 2 to our financial statements included elsewhere in this quarterly report on Form 10-Q provides additional information about these critical accounting policies, as well as our other significant accounting policies.

Revenue recognition

We derive our revenues from contracts which include individual or varying combinations of our managed services and often include professional service fees to customize and implement the specific software platform solutions required by the customer. We recognize revenue when all of the following conditions are satisfied: (i) there is persuasive evidence of an arrangement; (ii) delivery has occurred; (iii) the fee is fixed or determinable; and (iv) collectability of the fee is reasonably assured. Certain of our arrangements include customer acceptance clauses or penalties for late delivery which we assess to determine whether revenue can be recognized ahead of the acceptance or delivery. The timing of revenue recognition in each case depends upon a variety of factors, including the specific terms of each arrangement and the nature of our deliverables and obligations.

Our customer contracts may consist of professional service fees, a fixed monthly managed service fee to host the software platform solution, and a variable monthly subscription fee based on one of three measures: the number of wireless subscribers using our software solutions each month; the aggregate dollar volume or number of transactions processed; or specified rates for individual transactions processed. Certain arrangements also include minimum monthly fee provisions, monthly fees for providing additional managed services required by the customer and/or service level requirements related to the hosted solutions which often entail financial penalties for non-compliance. Professional service fees typically include both the initial fees to customize and implement the specific software solution and fees to enhance the functionality of the software solution, which may occur anytime during the contractual term of the arrangement.

Under contractual arrangements where the customer does not have the right to take possession of the software, we determine the pattern of revenue recognition of the combined deliverables as a single unit of accounting. The professional service fees associated with the arrangement are not considered to be a separate earnings process because the services do not have stand-alone value to the customer. Such customers do not have the ability to benefit, resell or realize value from such services without the associated hosting services. Consequently, the professional services revenue is deferred and recognized monthly on a ratable basis together with the hosting services over the longer of the contractual term of the arrangement or the estimated period the customer is expected to benefit from the software solution or enhancement representing the period over which the hosting services are expected to be utilized. In determining the expected benefit period, we assess factors such as historical data trends, data used to establish pricing in the arrangement, discussions with customers in negotiating the arrangement and the period over which the customer could be expected to recover and earn a reasonable return on the professional service fee. At June 30, 2010 and December 31, 2009 our balance sheets reflected deferred revenue of $1,488 and $11,784, respectively, which consists primarily of such professional service fees. We consider the variable activity-based fees to be contingent fees and recognize revenue monthly as the contingency is resolved, the fees are earned and the amount of the subscription fee can be reliably measured. For purposes of classifying the arrangement consideration as managed services or professional services revenue on our statement of operations, we allocate the arrangement consideration based on the contractually stated amounts for each component. The pricing of our professional services is based on the expected level of effort necessary to complete a software solution. We believe this best approximates the fair value of the professional service fees if they were a separate unit of accounting.

Under certain arrangements, the customer has the right to take possession of the software, and it is feasible for the customer to either self-host the software on its own hardware or contract with another entity for the hosting service without significant penalty. Such multiple element arrangements are analyzed under software revenue guidance to assess the elements for separation and recognition. The fixed monthly hosting fee to host the software solution is not considered essential to the functionality of other elements, is described in the contract such that the total price of the arrangement would be expected to vary as the result of the inclusion or exclusion of the services and we have established vendor-specific objective evidence of fair value through substantive renewal rates included in the contract. Accordingly, we account for the hosting fee element of the arrangement separately and recognize the hosting fee as managed services revenue on a monthly basis as earned. The variable monthly subscription fee is considered a contingent fee and is recognized as managed services revenue monthly when the contingency is resolved and the related fee is earned. We then use the residual method to allocate the arrangement consideration to the professional services element for revenue recognition purposes. We recognize the professional service revenues using the cost-to-cost percentage of completion method of accounting. We recognize the revenue based on the ratio of costs incurred to the estimated total costs at completion. Revenue recognized in excess of billings is recorded within accounts receivable. Billings in excess of revenue recognized are recorded within deferred revenue. Should the customer elect to self-host the software, the hosting fee is eliminated and the variable subscription fee becomes the licensing fee. No customer has elected to self-host as of June 30, 2010. If a contract which previously did not have a right to self-host without significant penalty is amended to include such a right, we reassess the contract under the above software revenue guidance.

Under contractual arrangements where our software is licensed to the customer and requires significant production, modification or customization of the software, the entire arrangement is accounted for under software revenue accounting in conformity with contract accounting. Under contract accounting, when no elements under the arrangement qualify to be separated, we recognize revenue for the entire arrangement using the cost-to-cost percentage of completion method of accounting based on the ratio of costs incurred to the estimated total costs at completion.

We provide premium messaging services to subscribers of wireless carriers on behalf of third-party vendors and earn a fixed percentage of the related revenue. We bill the carriers for transactions conducted by their subscribers and provide settlement services for the third-party vendors based on payments received from the carriers. We determined it is appropriate to record our net share of the billings to carriers as service revenue rather than the gross billing amount. The primary considerations for this determination are:

•	the third-party vendor sells its content or service directly to the wireless carriers’ subscribers and is considered the primary obligor;

•

the carriers have a contractual relationship with their subscribers and are directly responsible for billing and collecting premium messaging fees from their subscribers and resolving billing disputes;

•	the carriers establish gross pricing for the transactions;

•	the wireless carriers generally pay us a fixed percentage of premium messaging revenues actually collected from their subscribers; and

•

we have limited risks, including no inventory risk and limited credit risk, because the carriers generally bear the risk of collecting fees from their subscribers and we are obligated to remit to the third-party vendor only their share of the funds we actually receive from the carrier.

Software development costs

We capitalize certain software development costs, including the costs to develop new software products or significant enhancements to existing software products, which are developed or obtained for internal use. We capitalize software development costs when application development begins, it is probable that the project will be completed, and the software will be used as intended. Such capitalized costs are amortized on a straight-line basis over the estimated useful life of the related asset, which is generally three years. Costs associated with preliminary project stage activities, training, maintenance and all post implementation stage activities are expensed as incurred.

Software development costs related to software products to be sold, leased or otherwise marketed as a component of the solutions we provide to our customers, however, are capitalized when technological feasibility has been established. In 2010, we have focused on developing software products that can be leveraged across various customers. As such, we have capitalized costs, including direct labor and related overhead. Amortization of capitalized software development costs will begin as each product is available for general release to customers. Amortization will be computed on an individual product basis for those products available for market and will be recognized based on the product’s estimated economic life. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately.

Valuation of goodwill

Our business acquisitions typically result in the recording of goodwill, and we periodically assess whether the recorded value of goodwill has become impaired. We test for potential impairment annually, in the fourth quarter of each year, and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Testing for impairment of goodwill involves estimating the fair value of the associated reporting unit and comparing it to its carrying value. If the estimated fair value is lower than the carrying value, then a more detailed assessment is performed comparing the fair value of the reporting unit to the fair value of the assets and liabilities plus the goodwill carrying value of the reporting unit. If the fair value of the reporting unit is less than the fair value of its assets and liabilities plus goodwill, then an impairment charge is recognized to reduce the carrying value of goodwill by the difference.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. We use valuation techniques consistent with the market approach and income approach to measure fair value for purposes of impairment testing. An estimate of fair value can be affected by many assumptions, requiring that management make significant judgments in arriving at these estimates, including the expected operational performance of our businesses in the future, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use to estimate future cash flows—including sales volumes, pricing, market penetration, competition, technological obsolescence and discount rates—are consistent with our internal planning. Significant changes in these estimates or their related assumptions in the future could result in an impairment charge related to our goodwill.

Valuation of long-lived and intangible assets

We periodically evaluate events or changes in circumstances that indicate the carrying amount of our long-lived and intangible assets may not be recoverable or that the useful lives of the assets may no longer be appropriate. Factors which could trigger an impairment review or a change in the remaining useful life of our long-lived and intangible assets include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, based on an income and/or cost approach, and an impairment charge is recorded for the excess of carrying value over fair value.

The process of assessing potential impairment of our long-lived and intangible assets is highly subjective and requires significant judgment. An estimate of future undiscounted cash flow can be affected by many assumptions, requiring that management make significant judgments in arriving at these estimates. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use to estimate future cash flows including sales volumes, pricing, market penetration, competition and technological obsolescence are consistent with our internal planning. Significant future changes in these estimates or their related assumptions could result in an impairment charge related to individual or groups of these assets.

Income taxes

We are subject to federal and various state income taxes in the U.S., and to a lesser extent, income-based taxes in various foreign jurisdictions, including, but not limited to, the Netherlands, the United Kingdom, Canada, Indonesia and Singapore, and we use estimates in determining our provision for these income taxes and the recognition of deferred tax assets. Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, we estimate tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities, and we assess temporary differences resulting from differing treatment of items for tax and accounting purposes. We recognize only tax positions that are “more likely than not” to be sustained based solely on their technical merits. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.

At December 31, 2009, our gross deferred tax assets consisted primarily of domestic net operating losses and book to tax differences in fixed assets, as well as research and development credit carryforwards. As of December 31, 2009, we had U.S. federal and state net operating loss carryforwards of approximately $222 million and $89 million, respectively, which begin to expire at varying dates starting in 2019 for U.S. federal income tax purposes and in the current year for state income tax purposes. Because of our history of generating operating losses, we maintain full valuation allowances against these deferred tax assets and consequently do not recognize tax benefits for our current operating losses. If we achieve sustained profitability, we will assess the likelihood that the deferred tax assets will be realized through the ability to utilize them to offset our expected future tax obligations, subject to certain provisions of the U.S. federal tax laws that may limit our use of these accumulated losses. If we determine it is likely that all or a portion of the deferred tax assets will be realized, we will eliminate or reduce the corresponding valuation allowances which would result in immediate recognition of an associated tax benefit. Going forward, we will reassess the need for any remaining valuation allowances or the necessity to recognize additional valuation allowances in the future based on our then current and expected future financial performance. In the event we do eliminate all or a portion of the valuation allowances in the future, we will begin recording income tax provisions based on our earnings and applicable statutory tax rates from that time forward.

As a result of the InfoSpace Mobile asset acquisition at the end of 2007, we record a U.S. tax provision each subsequent period for the difference between book and tax treatment of goodwill associated with the acquisition. The tax amortization of the goodwill results in a deferred tax liability which does not provide a source of income for purposes of evaluating the realizability of the deferred tax assets. This results in recognition of income tax each period through 2022 corresponding to the tax amortization period of the goodwill. This provision has no cash tax implications absent liquidation of our Company and would otherwise only be adjusted or reversed to the extent our book goodwill balance would be impaired in the future.

Stock-based compensation

For share-based awards, we estimate the fair value of such awards, including stock options, using the Black-Scholes option-pricing model. Determining the fair value of share-based awards requires the use of subjective assumptions, including the expected term of the award and expected stock price volatility. The assumptions used in calculating the fair value of share-based awards granted since January 1, 2009, are set forth below:

	Year Ended December 31, 2009	Six Months Ended June 30, 2010
Expected term of options granted	5 years	5 years
Expected volatility range	50% - 58%	50%
Range of risk-free interest rates	1.7% - 2.3%	2.0% - 2.3%
Expected dividend yield	0%	0%

The assumptions used in determining the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties. As a result, if factors change, and we use different assumptions, our share-based compensation could be materially different in the future. The risk-free interest rate used for each grant is based on a U.S. Treasury instrument with a term similar to the expected term of the share-based award. The expected term of options has been estimated utilizing the vesting period of the option, the contractual life of the option and our option exercise history. Because there was no public market for our common stock prior to our initial public offering, we lacked company-specific historical and implied volatility information. Therefore, in estimating our expected stock volatility, we have taken into account volatility information of publicly-traded peer companies, and we expect to continue to use this methodology until such time as we have adequate historical data regarding the volatility of our publicly-traded stock price. Also, we recognize compensation expense for only the portion of options that are expected to vest. Accordingly, we estimated future forfeitures of stock options based on our historical forfeiture rate, taking into account unusual events such as employee attrition due to the relocation of our headquarters to Bellevue, Washington. If our actual forfeiture rate varies from our historical rates and estimates, additional adjustments to compensation expense may be required in future periods.

The fair value of our common stock, for the purpose of determining the grant prices of our common stock option grants, was ultimately approved by our Board of Directors after an extensive process involving the audit committee, management, and a third-party valuation firm. The Board of Directors initially delegated the valuation process to the audit committee. The audit committee worked with management and a third-party valuation firm to develop each valuation. The audit committee then presented the resulting valuation to the full Board of Directors, and recommended its approval, which had historically been adopted. Our Board of Directors exercised judgment in determining the estimated fair value of our common stock on the date of grant based on various factors, including:

•	the prices for our redeemable preferred stock sold to outside investors in arm’s-length transactions;

•	the rights, preferences and privileges of our redeemable preferred stock relative to those of our common stock;

•	our operating and financial performance;

•	the hiring of key personnel;

•	our stage of development and revenue growth;

•	the lack of an active public market for our common and preferred stock;

•	industry information such as market growth and volume;

•	the execution of strategic and customer agreements;

•	the risks inherent in the development and expansion of our service offerings;

•	the likelihood of achieving a liquidity event, such as an initial public offering or a sale of our company given prevailing market conditions and the nature of and history of our business; and

•	the acquisitions of companies that we have completed.

We believe consideration of these factors by our Board of Directors was a reasonable approach to estimating the fair value of our common stock for those periods. Estimation of the fair value of our common stock requires complex and subjective judgments, however, and there is inherent uncertainty in our estimate of fair value.

Results of Operations

Total revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
	(Dollars in thousands)
Managed services	$21,912	$20,314	$1,598	7.9	$42,793	$40,536	$2,257	5.6
Professional services	8,496	16,694	(8,198)	(49.1)	16,695	19,748	(3,053)	(15.5)

Total revenues	$30,408	$37,008	$(6,600)	(17.8)	$59,488	$60,284	$(796)	(1.3)

Our total revenues decreased $6.6 million, or 17.8%, for the three months ended June 30, 2010 compared to the corresponding 2009 period. Managed services revenues accounted for 72% and 55% of our revenues for the three month periods ended June 30, 2010 and 2009, respectively, while professional services accounted for 28% and 45%, respectively. The $8.2 million decrease in professional service revenue reflects the impact of the large portal implementation project that was substantially completed during the quarter ended June 30, 2009, partially offset by revenue recognized during the early stages of implementing two significant new projects and several smaller projects during the three months ended June 30, 2010. Our professional services revenue can vary significantly from period to period due to the timing of large customization and implementation projects. Managed service revenues increased $1.6 million, or 7.9% for the three months ended June 30, 2010 compared to the prior year period primarily due to higher transaction based portal fees and higher storefront revenue. Variable user- and transaction-based fees made up approximately 55% and 74% of our managed services revenues for the three months ended June 30, 2010 and 2009, respectively, the decrease is due primarily to the conversion of a storefront contract from a transaction based to a fixed fee arrangement upon extension of the contract early in the fourth quarter of 2009.

Total revenues for the six months ended June 30, 2010 decreased $0.8 million, or 1.3%, compared to the six months period ended June 30, 2009. The decrease of total revenue reflects $3.1 million decrease of professional services, offset by the $2.3 million increase of managed services. The decrease of professional services was due to the inclusion in 2009 of the large portal implementation, partially offset by revenue from the early stages of two significant new projects. Managed service revenues increased $2.3 million, or 5.6% for the three months ended June 30, 2010 compared to the prior year period primarily due to higher transaction based portal fees and higher storefront revenue. Managed services revenues accounted for 72% and 67% of our revenues for the six month periods ended June 30, 2010 and 2009, respectively, while professional services accounted for 28% and 33%, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
U.S. revenue as a percentage of total revenue	94%	96%	95%	96%

Significant customers as a percentage of total revenue
AT&T	54%	64%	47%	56%
Verizon Wireless	25%	15%	32%	18%

Besides AT&T and Verizon Wireless, no other customers accounted for more than 10% of our revenues during these periods.

During the quarter ended June 30, 2010, we entered into an arrangement with AT&T to implement our next-generation storefront solution. During the quarter, we also entered into a multi-year renewal with Verizon Wireless for our portal solution and services.

Operating expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Direct third-party expenses	$2,408	$5,366	$3,713	$6,537
Datacenter and network operations*	7,595	7,786	15,629	16,469
Product development and sustainment*	6,182	9,739	14,364	17,416
Sales and marketing*	3,351	2,763	7,006	5,752
General and administrative*	22,809	4,495	28,073	9,670
Depreciation and amortization	2,980	3,205	6,021	6,982
Restructuring	—	712	407	947
Goodwill and long-lived asset impairment charges	—	5,488	—	5,488

Total operating expenses	$45,325	$39,554	$75,213	$69,261

*	excluding depreciation

Our operating expenses were $45.3 million for the three months ended June 30, 2010 compared to $39.6 million for the three months ended June 30, 2009. The increase of $5.8 million, or 14.6%, was primarily due to $17.6 million of increased stock-based compensation expenses, the majority of which was reflected in general and administrative expense, partially offset by the absence of restructuring and impairment charges, a $3.0 million reduction in direct third-party expenses primarily due to $4.0 million of hardware and software costs included in the 2009 period as a result of the large portal deployment, and a $3.6 million reduction in product development and sustainment expense. Operating expenses for the six months ended June 30, 2010 were $75.2 million, or 8.6%, greater than the six months ended June 30, 2009. The $6.0 million increase was primarily due to the stock-based compensation charge, partially offset by the absence of restructuring and impairment charges, the $2.8 million reduction in direct third-party expenses primarily due to the hardware costs in the 2009 period, and a $3.1 million reduction in product development and sustainment expense.

Direct third party expenses

Direct third party expenses decreased $3.0 million, or 55.1%, for the three months ended June 30, 2010 compared to the corresponding 2009 period. For the six months ended June 30, 2010, direct third party expenses decreased $2.8 million, or 43.2%, compared to the corresponding 2009 period. The decrease is primarily due to the cost of third-party computer hardware and software purchased on behalf of a major customer as part of a large portal development and implementation project during 2009.

Datacenter and network operations, excluding depreciation

Datacenter and network operations expense, excluding depreciation, decreased $0.2 million, or 2.5%, for the three months ended June 30, 2010 compared to the corresponding 2009 period. For the six months ended June 30, 2010, datacenter and network operations expense, excluding depreciation, decreased $0.8 million, or 5.1%, compared to the corresponding 2009 period. The decrease is primarily due to cost savings from renegotiating certain vendor contracts.

Product development and sustainment, excluding depreciation

Product development and sustainment expense, excluding depreciation, decreased $3.6 million, or 36.5%, for the three months ended June 30, 2010 compared to the corresponding 2009 period. For the six months ended June 30, 2010, product development and sustainment expense, excluding depreciation, decreased $3.1 million, or 17.5%, compared to the corresponding 2009 period. The $3.1 million decrease in comparable expense for the six months ended June 30, 2010 primarily reflects lower labor-related costs due to cost efficiencies from outsourcing a portion of our development activities to India and other labor related savings as a result of operating efficiencies. In addition to the labor-related cost savings, further expense reductions were realized in the three month period ended June 30, 2010 compared to the 2009 period as a result of software development costs that were capitalized.

Sales and marketing, excluding depreciation

Sales and marketing expense, excluding depreciation, increased $0.6 million, or 21.3%, for the three months ended June 30, 2010 compared to the corresponding 2009 period. For the six months ended June 30, 2010, sales and marketing expense, excluding depreciation, increased $1.3 million, or 21.8%, compared to the corresponding 2009 period. The increase is due to higher personnel expenses, primarily from our international expansion efforts.

General and administrative, excluding depreciation

General and administrative expense, excluding depreciation, increased $18.3 million, or 407.4%, for the three months ended June 30, 2010 compared to the corresponding 2009 period. For the six months ended June 30, 2010, general and administrative expense, excluding depreciation, increased $18.4 million, or 190.3%, compared to the corresponding 2009 period. The increase is primarily due to stock-based compensation expense of $17.5 million related to the vesting of restricted stock as a result of the initial public offering (or “IPO”), $17.2 million of which was recorded in general and administrative expense.

Depreciation and amortization

Depreciation and amortization expense decreased $0.2 million, or 7.0%, for the three months ended June 30, 2010 compared to the corresponding 2009 period. For the six months ended June 30, 2010, depreciation and amortization expense, decreased $1.0 million, or 13.8%, compared to the corresponding 2009 period. The decrease is primarily due to certain assets from the InfoSpace Mobile acquisition now being fully depreciated.

Restructuring

During the second quarter of 2009, we incurred $0.7 million of restructuring charges related to the relocation of our headquarters from Durham, North Carolina to Bellevue, Washington in 2008. In the first quarter of 2010, we incurred a $0.4 million expense upon disposition of the remaining asset held for sale related to the relocation.

Goodwill and long-lived asset impairment charges

The $5.8 million of impairments in the 2009 period relate primarily to writing off the remaining asset balances of $1.9 million and $3.3 million associated with the Goldpocket Wireless customer list and capitalized software, respectively.

Other income (expense), net

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Other income (expense)	$3,796	$(196)	$3,538	$(278)
Interest and investment income, net	(1)	124	(1)	204
Interest expense	—	(126)	—	(220)

Total other income (expense), net	$3,795	$(198)	$3,537	$(294)

Other income of $3.8 million for the three and six months ended June 30, 2010 consists primarily of income related to the decrease in fair value of our warrants to purchase redeemable preferred shares. All outstanding preferred stock warrants were exercised or converted to common stock warrants immediately prior to the IPO.

Provision for income taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Provision for income taxes	$468	$444	$935	$888

Income tax expense for the three and six months ended June 30, 2010 and 2009 primarily consist of a deferred U.S. tax provision for the difference between book and tax treatment of goodwill associated with the acquisition of InfoSpace Mobile. We maintain a full valuation allowance against our net deferred tax assets which precludes us from recognizing a tax benefit for our current operating losses. Our lack of profitability historically is a key factor in concluding there is insufficient evidence of our ability to realize any future benefits from our deferred tax assets.

Net loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Net loss	$(11,590)	$(3,188)	$(13,123)	$(10,159)

Including the impact of the $17.5 million stock-based compensation charge related to the immediate vesting of restricted stock that was triggered by our IPO in June 2010, the net loss for the three months ended June 30, 2010 increased $8.4 million compared to the related prior year period. The net loss reflects the decrease in revenue of $6.6 million and the $17.5 million stock-based compensation charge related to the catch up vesting of restricted stock as a result of the IPO, partially offset by lower operating expenses and the absence of restructuring and impairment charges. For the six months ended June 30, 2010, the net loss, when including the impact of the $17.5 million stock compensation charge triggered by the IPO, increased $3.0 million compared to the same period in 2009. With revenue down 1%, the $17.5 million stock-based compensation charge was almost entirely offset by lower operating expenses, the absence of impairment charges and the reduction of restructuring charges.

Non-GAAP Financial Measures

We monitor our performance as a business using adjusted EBITDA, a non-GAAP financial measure. We define adjusted EBITDA as net income (loss) before interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, restructuring expenses and asset impairments, interest income and other income (expense), net. Adjusted EBITDA is not a measure of liquidity calculated in accordance with U.S. GAAP, and should be viewed as a supplement to, not a substitute for, our results of operations presented on the basis of U.S. GAAP. Adjusted EBITDA does not purport to represent cash flow provided by, or used in, operating activities as defined by U. S. GAAP. Our statement of cash flows presents our cash flow activity in accordance with U.S. GAAP. Furthermore, adjusted EBITDA is not necessarily comparable to similarly-titled measures reported by other companies.

A reconciliation of adjusted EBITDA to net loss, the most directly comparable U.S. GAAP measure, for each of the fiscal periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(Dollars in millions)
Net Loss	$(11.6)	$(3.2)	(13.1)	$(10.2)
Other income (expense), net	(3.8)	0.2	(3.5)	0.3
Provision for income taxes	0.5	0.4	1.0	0.8
Depreciation and amortization	3.0	3.2	5.9	7.0
Restructuring and asset impairments	—	6.2	0.4	6.5
Stock-based compensation	18.2	0.6	18.7	1.1

Adjusted EBITDA	$6.3	$7.4	$9.4	$5.5

We believe adjusted EBITDA is used by and is useful to management, investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

•

EBITDA is often used by investors to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired; and

•	investors commonly use adjusted EBITDA to eliminate the effect of restructuring and stock-based compensation expenses, which vary widely from company to company and impair comparability.

We use adjusted EBITDA:

•	as a measure of operating performance to assist in comparing performance from period to period on a consistent basis;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•	as a primary measure to review and assess the operating performance of our company and management team in connection with our executive compensation plan incentive payments; and

•	in communications with our board of directors, stockholders, analysts and investors concerning our financial performance.

Our non-GAAP measures should be read in conjunction with the corresponding U.S. GAAP measures. The non-GAAP measures should be considered in addition to and not as an alternative or substitute for the measures prepared in accordance with generally accepted accounting principles. Adjusted EBITDA has limitations as an analytical tool and you should not consider it in isolation from, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for such replacements;

•

Non-cash compensation is and will remain a key element of our overall long-term incentive compensation package, although we exclude it as an expense when evaluating our ongoing performance for a particular period;

•	Adjusted EBITDA does not reflect the impact of certain charges or gains resulting from matters we consider not to be indicative of our ongoing operations; and

•	Other companies may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using adjusted EBITDA only as supplements to our U.S. GAAP results. Adjusted EBITDA is a measure of our performance that is not required by, or presented in accordance with, U.S. GAAP. Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income (loss) or any other performance measures derived in accordance with U.S. GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity.

Liquidity and Capital Resources

General

Our principal needs for liquidity have been to fund operating losses, working capital requirements, capital expenditures, acquisitions and for debt service. Our principal sources of liquidity as of June 30, 2010 consisted of cash of $74.0 million and $9.6 million of availability under our $25.0 million revolving credit facility. We expect that working capital requirements, capital expenditures and acquisitions will continue to be our principal needs for liquidity over the near term. Working capital requirements are expected to increase as a result of our anticipated growth, both organically and through future acquisitions. The main portion of our capital expenditures has been, and is expected to continue to be, for datacenter facilities and equipment and software development. We believe that our cash flow from operations, available cash and cash equivalents and available borrowings under our revolving credit facility will be sufficient to meet our liquidity needs for at least the next 12 months, although such sources of liquidity may not be sufficient to fund any significant acquisitions we might want to pursue.

The Series H preferred stock will convert at our option into shares of our common stock if the average closing price over a 90-day period of our common stock is $21.99 per share or higher. If this forced conversion does not occur, the Series H preferred stock becomes redeemable on August 31, 2013. On or after such date, upon request of at least a majority of the then outstanding shares of Series H preferred stock, we must redeem the Series H preferred stock in immediately available funds or by the issuance of a promissory note which shall bear simple interest at the rate of 4% per annum and shall be payable in eight consecutive quarterly installments with the first such installment becoming due and payable on the first anniversary of the redemption payment date (determined once such written request is received); provided, however, that in lieu of receiving the redemption payment in the form of a promissory note, any holder of Series H preferred stock may instead elect to be redeemed quarterly and receive the redemption payment in eight consecutive quarterly installments. Consequently, we will need to have sufficient liquidity to permit us to redeem the outstanding Series H preferred stock on or after August 31, 2013 or satisfy our obligations under the promissory notes issued.

Our existing revolving credit facility matures on April 13, 2011. We anticipate that to the extent we require additional liquidity, we will seek to increase borrowing availability under our existing credit facility, pursue a new, expanded bank borrowing facility, explore additional debt or equity financing options or pursue a combination of some or all of these alternatives.

Although we have no specific current plans to do so, if we decide to pursue one or more significant strategic acquisitions, we may incur additional debt or sell additional equity to finance such transactions.

Cash Flows

As of June 30, 2010 and December 31, 2009, we had cash and cash equivalents of $74.0 million and $35.9 million, respectively. The increase reflects the proceeds from the IPO and other financing activities of $51.9 million, partially offset by uses of cash totaling $6.5 million and $7.2 million from operating activities and investing activities, respectively.

Operating Activities

In the first six months of 2010, operating activities used $6.5 million of cash primarily due to the changes in our operating assets and liabilities that were offset by non-cash items included in the $13.1 million net loss. The decrease of operating assets and liabilities was primarily related to decreases of $10.3 million of deferred revenue and $5.0 million of accounts receivable which fluctuate based on the timing of our project billings and cash collections. The net loss of $13.1 million included non-cash items of $18.7 million of stock-based compensation expense, primarily the result of the $17.5 million of expense resulting from the immediate vesting of restricted stock associated with our IPO, and $6.0 million of depreciation and amortization.

In the first six months of 2009, operating activities provided $8.3 million in cash as a result of non-cash items including $7.0 million of depreciation and amortization, $5.5 million of long-lived asset impairment charges and $1.1 million of stock-based compensation, offset by the $10.2 million net loss. Working capital sources of cash were primarily related to a $2.0 million decrease in prepaid expenses and other assets and a $6.4 million decrease in accounts receivable due to strong collection efforts and the timing of collections surrounding our professional service projects. These sources of cash were offset primarily by a $5.8 million decrease in accounts payable due primarily to payments of liabilities.

Investing Activities

Investing activities have involved primarily purchases of capital expenditures. In the first six months of 2010, our cash capital expenditures totaled $8.4 million, as compared to $3.2 million in the first six months of 2009. Our capital expenditures are typically for routine purchases of computer equipment to maintain and upgrade our technology infrastructure and for development of software to provide services to our customers. We anticipate future capital expenditures for maintenance, support and enhancements of existing technology and continued investments in new technologies. Our software development investments consist primarily of development, testing and deployment of new applications and new functionality to existing applications. Additionally, in the first six months of 2010, we realized $1.2 million of cash associated with the sale of assets held for sale and in the first six months of 2009, we received $4.0 million due to the maturity of our held-to-maturity securities.

Financing Activities

Net cash provided by financing activities was $51.9 million in the first six months of 2010, primarily from the $51.4 million of net proceeds from our IPO in June 2010, although we have an aggregate of $2.5 million of liabilities recorded within accounts payable and accrued liabilities related to the IPO. Net cash used in financing activities for the first six months of 2009 was $10.3 million primarily due to the repayment of our outstanding debt in April 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or other financing activities with special-purpose entities.

Credit Facility

We are party to a credit facility with Silicon Valley Bank pursuant to which we can borrow up to $25 million in secured loans. The availability under the credit facility is subject to a borrowing base calculated based on qualifying accounts receivable. The interest rate on any borrowings is based on the lender’s prime rate plus a margin ranging between 50 to 150 basis points depending on our trailing EBITDA. The minimum interest rate is 5.50%. The credit facility restricts, among other things, our ability to incur indebtedness, create or permit liens on our assets, declare or pay dividends and certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, and enter into transactions with affiliates. The credit facility requires us to maintain a “tangible net worth” of $15 million. The credit facility terminates in April 2011. As of December 31, 2009 and June 30, 2010, there were no outstanding amounts under the credit facility. As of June 30, 2010, we had borrowing capability of approximately $9.6 million. The Company is in compliance with the terms of the credit facility.

New Accounting Pronouncements

There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk

Interest Rate Risk

At June 30, 2010, we had cash and cash equivalents of $74.0 million. These amounts are held primarily in cash and money market funds. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

We are exposed to interest rate risk to the extent we incur borrowings under our credit facility. Any borrowings under our revolving credit facility will bear interest at floating rates based on the lender’s prime rate plus a margin ranging between 50 to 150 basis points depending on our trailing EBITDA, with a minimum interest rate of 5.50%. For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. We do not expect to incur significant borrowings under our credit facility in 2010, and therefore we do not believe that a 10% increase in interest rates would have a significant impact on our operating results, future earnings, or liquidity.

Effects of Inflation

Inflation generally affects us by increasing costs of labor, supplies and equipment. We do not believe that inflation has had any material effect on our business, financial condition or results of operations in the last three fiscal years. Although we do not expect that inflation or changing prices will materially affect our business in the foreseeable future, if our costs were to become subject to significant inflationary pressures, we might not be able to offset these higher costs fully through price increases. Our inability or failure to do so could harm our business, operating results and financial condition.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our certifying officers, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Except as described below, there have been no material developments in our legal proceedings since those reported in our Prospectus filed with the Securities and Exchange Commission on June 21, 2010.

We are a party in four purported class action lawsuits brought against us by individuals on behalf of customers receiving premium content from our content providers. The cases allege that we and our content providers charged consumers for mobile phone content without proper authorization and/or engaged in misleading marketing for premium content. The cases seek unspecified damages. The cases are:

•	Camellia Walker individually and on behalf of a class of similarly situated individuals v. Motricity, Inc., California Superior Court, Alameda County, filed July 3, 2008;

•	Susan Rynearson individually and on behalf of a class of similarly situated individuals v. Motricity, Inc., Washington Superior Court, King County, filed April 16, 2008;

•	Baker v. Sprint and New Motion, Inc. (Motricity is a third-party defendant), Eleventh Judicial Circuit Court, Miami-Dade County, claim against Motricity filed May 29, 2008; and

•	Scott Williams, et al, individually and on behalf of a class of similarly situated individuals v. Motricity, Inc., et al, Cook County Circuit Court, claim against Motricity filed March 17, 2010.

On August 4, 2010 we entered into a Stipulation of Class Action Settlement that, if approved by the Court in the Williams action, would result in settlement and dismissal of the four above matters.

From time to time, the Company is involved in litigation relating to claims arising out of the normal course of business.

Item 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in our Prospectus filed with the Securities and Exchange Commission on June 21, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On June 23, 2010, we completed our offering of 6,000,000 shares of common stock in an initial public offering. In the offering, 5,000,000 shares of common stock were sold at a per share price of $9.30 ($10.00 per share to the public) and 1,000,000 shares of common stock were sold directly to entities affiliated with Mr. Carl C. Icahn for a per share price of $9.30, resulting in net proceeds of approximately $48.5 million, after deducting underwriting discounts and commissions of approximately $3.5 million and expenses of approximately $3.8 million. None of these payments were direct or indirect payments to any of the Company’s directors or officers or their associates or to persons owning 10 percent or more of the Company’s common stock.

The shares were registered under the Securities Act on a registration statement on Form S-1 (Registration No. 333-164471). The Securities and Exchange Commission declared the registration statement effective on June 17, 2010. The managing underwriters for the offering were J.P. Morgan Securities Inc. and Goldman, Sachs & Co. The underwriters’ option to purchase up to 750,000 additional shares from us at the initial public offering price less underwriting discount has expired.

We plan to use the net proceeds of the offering to fund investments in, and acquisitions of, competitive and complementary businesses, products or technologies. We do not, however, have agreements or commitments for any specific investments or acquisitions at this time.

There has been no material change in the planned use of proceeds from our initial public offering as described in our Prospectus filed with the SEC on June 21, 2010.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT NO.	DESCRIPTION

10.1	Form of Restricted Stock Agreement pursuant to the Motricity, Inc. 2010 Long-Term Incentive Plan Non-Employee Director Grant.

10.2	Amendment Number 7 to Agreement Number 750-67761-2004 between Cellco Partnership d/b/a Verizon Wireless and Motricity, Inc.*

10.3	Amendment Number 8 to Agreement Number 750-67761-2004 between Cellco Partnership d/b/a Verizon Wireless and Motricity, Inc.*

31.1	Certification of Ryan K. Wuerch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Allyn P. Hebner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

*	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933. These provisions have been omitted from the filing and submitted separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTRICITY, INC.

Date: August 5, 2010	By:	/s/ RYAN K. WUERCH
Ryan K. Wuerch
Chief Executive Officer

Date: August 5, 2010	By:	/s/ ALLYN P. HEBNER
Allyn P. Hebner
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

10.1	Form of Restricted Stock Agreement pursuant to the Motricity, Inc. 2010 Long-Term Incentive Plan Non-Employee Director Grant.

10.2	Amendment Number 7 to Agreement Number 750-67761-2004 between Cellco Partnership d/b/a Verizon Wireless and Motricity, Inc.*

10.3	Amendment Number 8 to Agreement Number 750-67761-2004 between Cellco Partnership d/b/a Verizon Wireless and Motricity, Inc.*

31.1	Certification of Ryan K. Wuerch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Allyn P. Hebner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

*	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933. These provisions have been omitted from the filing and submitted separately to the Securities and Exchange Commission.