Form 10-Q
period 2010-09-30
MOTRICITY INC
filed 2010-11-03
CIK 1336691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of November 1, 2010 there were 40,270,280 shares of the registrant’s common stock, par value of $0.001 per share outstanding.

		Page
	PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)	2
	Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	2
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and September 30, 2009	3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the nine months ended September 30, 2010 and the year ended December 31, 2009	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and September 30, 2009	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	22

	PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	25
Item 4.	[Removed and Reserved]	25
Item 5.	Other Information	25
Item 6.	Exhibits	25
	Signatures	26

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Motricity, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$71,039	$35,945
Restricted short-term investments	725	1,375
Accounts receivable, net of allowance for doubtful accounts of $365 and $272, respectively	31,511	17,306
Assets held for sale	—	1,606
Prepaid expenses and other current assets	4,931	3,542

Total current assets	108,206	59,774
Property and equipment, net	24,142	26,717
Goodwill	74,658	74,658
Intangible assets, net	16,084	10,692
Other assets	134	2,335

Total assets	$223,224	$174,176

Liabilities, redeemable preferred stock and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$14,927	$9,585
Accrued compensation	8,960	9,282
Accrued expenses	1,751	2,648
Deferred revenue, current portion	774	7,771
Other current liabilities	1,399	2,185

Total current liabilities	27,811	31,471
Deferred revenue, net of current portion	163	4,013
Redeemable preferred stock warrants	—	5,012
Deferred tax liability	5,163	3,760
Other noncurrent liabilities	692	1,345

Total liabilities	33,829	45,601

Redeemable preferred stock	51,829	417,396

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value; 350,000,000 preferred shares authorized; 0 and 7,338,769 preferred shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	17,393
Common stock, $0.001 par value; 625,000,000 shares authorized; 40,046,356 and 7,633,786 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	40	115
Additional paid-in capital	464,488	—
Accumulated deficit	(326,941)	(306,443)
Accumulated other comprehensive income (loss)	(21)	114

Total stockholders’ equity (deficit)	137,566	(288,821)

Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$223,224	$174,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motricity, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share data and per share amounts)

(unaudited)

	Three Month Ended September 30,		Nine Month Ended September 30,
	2010	2009	2010	2009
Revenue
Managed services	$24,201	$20,417	$66,994	$60,953
Professional services	13,685	7,672	30,380	27,420

Total revenues	37,886	28,089	97,374	88,373

Operating expenses
Direct third-party expenses	8,300	1,611	12,013	8,148
Datacenter and network operations, excluding depreciation	7,496	7,185	23,125	23,654
Product development and sustainment, excluding depreciation	5,825	6,672	20,189	24,088
Sales and marketing, excluding depreciation	3,310	2,708	10,316	8,460
General and administrative, excluding depreciation	5,986	5,270	34,059	14,940
Depreciation and amortization	3,059	3,248	9,080	10,230
Restructuring	—	1,010	407	1,957
Long-lived asset impairment charges	—	318	—	5,806

Total operating expenses	33,976	28,022	109,189	97,283

Operating income (loss)	3,910	67	(11,815)	(8,910)

Other income (expense), net
Other income (expense)	9	(1,388)	3,547	(1,666)
Interest and investment income, net	5	46	4	250
Interest expense	—	—	—	(220)

Other income (expense), net	14	(1,342)	3,551	(1,636)

Net income (loss), before income tax	3,924	(1,275)	(8,264)	(10,546)
Provision for income taxes	668	517	1,603	1,405

Net income (loss)	3,256	(1,792)	(9,867)	(11,951)
Accretion of redeemable preferred stock	(104)	(5,816)	(12,015)	(17,446)
Series H redeemable preferred stock dividends	(443)	—	(443)	—
Series D1 preferred dividends	—	(176)	(332)	(520)

Net income (loss) attributable to common stockholders	$2,709	$(7,784)	$(22,657)	$(29,917)

Net income (loss) per share attributable to common stockholders—basic	$0.07	$(1.31)	$(1.28)	$(5.06)

Net income (loss) per share attributable to common stockholders—diluted	$0.07	$(1.31)	$(1.28)	$(5.06)

Weighted-average common shares outstanding—basic	38,044,055	5,931,173	17,693,397	5,916,050
Weighted-average common shares outstanding—diluted	38,719,689	5,931,173	17,693,397	5,916,050

Depreciation and amortization by function
Datacenter and network operations	$2,017	$2,179	$6,004	$6,926
Sales and marketing	506	453	1,536	1,517
Product development and sustainment	453	510	1,268	1,490
General and administrative	83	106	272	297

Total depreciation and amortization	$3,059	$3,248	$9,080	$10,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motricity, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands, except share data and per share amounts)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2008	7,338,769	$17,393	6,915,021	$104	$—	$(267,381)	$17	$(249,867)
Other comprehensive income (loss):
Net loss	—	—	—	—	—	(16,301)	—	(16,301)
Foreign currency translation adjustment	—	—	—	—	—	—	97	97

Other comprehensive income (loss)								(16,204)

Restricted stock activity	—	—	855,770	13	(13)	—	—	—
Exercise of common stock options	—	—	51,796	1	16	—	—	17
Repurchase of outstanding common stock	—	—	(166,667)	(3)	(1,247)	—	—	(1,250)
Settlement of shareholder note receivable	—	—	(22,134)	—	(435)	—	—	(435)
Stock-based compensation expense	—	—	—	—	2,179	—	—	2,179
Accretion of redeemable preferred stock	—	—	—	—	(500)	(22,761)	—	(23,261)

Balance as of December 31, 2009	7,338,769	17,393	7,633,786	115	—	(306,443)	114	(288,821)
Other comprehensive income (loss):
Net loss	—	—	—	—	—	(9,867)	—	(9,867)
Foreign currency translation adjustment	—	—	—	—	—	—	(135)	(135)

Other comprehensive income (loss)								(10,002)

Conversion of preferred stock to common stock	(7,338,769)	(17,393)	725	—	17,393	—	—	—
Conversion of redeemable preferred stock to common stock	—	—	26,046,701	26	378,010	—	—	378,036
Conversion of redeemable preferred stock warrants to common stock warrants	—	—	—	—	1,463	—	—	1,463
Sale of common stock, net of issuance costs of $7,318	—	—	6,000,000	6	48,482	—	—	48,488
Restricted stock activity	—	—	117,762	—	—	—	—	—
Exercise of common stock options and warrants	—	—	247,382	2	149	—	—	151
Reverse stock split	—	—	—	(109)	109	—	—	—
Stock-based compensation expense	—	—	—	—	20,692	—	—	20,692
Accretion of redeemable preferred stock	—	—	—	—	(1,367)	(10,631)	—	(11,998)
Series H redeemable preferred stock dividend	—	—	—	—	(443)	—	—	(443)

Balance as of September 30, 2010	—	$—	40,046,356	$40	$464,488	$(326,941)	$(21)	$137,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motricity, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(9,867)	$(11,951)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,080	10,230
Stock-based compensation expense	20,692	1,668
Deferred tax liability	1,402	1,405
Change in fair value of redeemable preferred stock warrants	(3,550)	1,463
Loss on disposition of assets held for sale	407	—
Long-lived asset impairment charges	—	5,806
Other non-cash adjustments	268	253
Changes in operating assets and liabilities
Accounts receivable	(14,418)	4,454
Prepaid expenses and other assets	(1,824)	1,499
Other long-term assets	2,201	(234)
Accounts payable and accrued expenses	2,637	(3,843)
Deferred revenue	(10,847)	5,522

Net cash provided by (used in) operating activities	(3,819)	16,272

Cash flows from investing activities
Purchase of property and equipment	(5,298)	(1,872)
Capitalization of software development costs	(6,661)	(2,143)
Proceeds of assets held for sale	1,199	—
Acquisition of assets held for sale	—	(1,194)
Proceeds from sale of discontinued operations	—	300
Sale of investments	—	5,425

Net cash provided by (used in) investing activities	(10,760)	516

Cash flows from financing activities
Net proceeds from sale of common stock	48,950	—
Proceeds from exercise of common stock options	154	16
Restricted short-term investments	650	(425)
Repurchase of outstanding common stock	—	(1,250)
Repayment of bank borrowings	—	(9,875)

Net cash provided by (used in) financing activities	49,754	(11,534)

Effect of exchange rate changes on cash and cash equivalents	(81)	74

Net increase (decrease) in cash and cash equivalents	35,094	5,328
Cash and cash equivalents at beginning of period	35,945	14,299

Cash and cash equivalents at end of period	$71,039	$19,627

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$110

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

On June 23, 2010, we completed our offering of 6,000,000 shares of common stock in an initial public offering. 5,000,000 shares of common stock were sold at a per share price of $10.00 and 1,000,000 shares of common stock were sold directly to entities affiliated with Mr. Carl C. Icahn for a per share price of $10.00 less discounts and commissions, resulting in net proceeds of approximately $48,500. At the closing of the IPO, 303.9 million shares of redeemable preferred stock (Series A, B, C, D, E, F, G and I) were converted into 25.3 million shares of common stock and 7.3 million shares of Series D1 preferred stock was converted into 0.7 million shares of common stock. Series H redeemable preferred stock is the only class of preferred stock outstanding as of September 30, 2010.

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

The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year or for any other period.

Fair Value of Financial Instruments

As of September 30, 2010 and December 31, 2009, we had $71,039 and $35,945 of cash and cash equivalents, respectively, and $725 and $1,375 of restricted short-term investments, respectively, that were evaluated using quoted market prices (Level 1) to determine their fair value. As of September 30, 2010 and December 31, 2009, cash equivalents were comprised of money market funds totaling $63,970 and $3,966, respectively. In addition, the carrying amount of certain financial instruments, including accounts receivable, accounts payable and accrued expenses approximates fair value due to their short maturities.

The freestanding warrants that were related to our redeemable preferred stock were classified as liabilities and due to the lack of availability of observable market quotes for these securities, the fair value was estimated based on a Black-Scholes valuation model which utilized inputs based on management estimates. Significant inputs to the valuation are unobservable in the active markets and are classified as Level 3. The increase/(decrease) in the Level 3 securities of $(3,550) for the nine months ended September 30, 2010 and $1,463 for the nine months ended September 30, 2009, was due primarily to changes in the estimated fair value of the Company’s stock. The change in the fair value is recorded

Motricity, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in thousands, except share data and per share amounts)

(unaudited)

within Other income (expense). As a result of the conversion of the redeemable preferred stock, all freestanding warrants that were classified as liabilities have been exercised or converted into common stock warrants. As of September 30, 2010, we have no Level 3 securities. There were no transfers between levels in the fair value hierarchy during the nine months ended September 30, 2010.

Recent Accounting Pronouncements

There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

3. Intangible assets, net

Identifiable intangible assets include capitalized costs related to the development of certain software products. Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life. At each balance sheet date, the unamortized costs for all intangible assets are reviewed by management and reduced to net realizable value when necessary. Other identifiable intangible assets are recorded at cost or, when acquired as part of a business acquisition, estimated fair value. The recorded amount is amortized to expense over the estimated useful life of the asset using the straight-line method or a variable method reflecting the pattern in which the economic benefits are anticipated to be realized. Capitalized software costs amounted to $2,734 and $6,661 for the three and nine months ended September 30, 2010, respectively.

4. Restructuring

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

The following table summarizes the liabilities related to restructuring costs which are included in accrued expenses on the condensed consolidated balance sheets:

	Involuntary Termination Benefits	Office Relocation Costs	Other Costs, Primary Lease Obligations	Total
Balance as of December 31, 2008	$230	$—	$—	$230
Restructuring charges	744	43	1,271	2,058
Utilization	(805)	(43)	(871)	(1,719)

Balance as of December 31, 2009	169	—	400	569
Restructuring charges	—	407	—	407
Utilization	(56)	(407)	(180)	(643)

Balance as of September 30, 2010	$113	$—	$220	$333

Motricity, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in thousands, except share data and per share amounts)

(unaudited)

5. Capital Structure

At September 30, 2010, we had authorized 975,000,000 shares of capital stock, of which 625,000,000 shares are designated as common stock and 350,000,000 are designated as preferred stock. Terms of the preferred stock and redeemable preferred stock are presented in Note 5, “Preferred Stock and Redeemable Preferred Stock.” Information regarding stock options and warrants outstanding is included in Note 6, “Stock Options and Warrants.” The terms of our common stock are as follows:

Common Stock

Dividend

The holders of common stock shall be entitled to receive, when, as and if declared by our Board of Directors, any dividends, subject to the rights of holders of other classes of stock outstanding having prior rights as to dividends.

Voting

The holder of each share of common stock shall have the right to one vote for each share, and shall be entitled to notice of any stockholders’ meeting in accordance with our bylaws, and shall be entitled to vote upon such matters and in such manner as may be provided by law.

Liquidation

In the event of liquidation, holders of common stock shall receive all remaining proceeds from the liquidation of the Company following the satisfaction of the preferences of the holders of Series H redeemable preferred stock.

Restricted Stock

Restricted stock has been granted to certain employees, non-employee directors and one non-employee. Vesting of all restricted shares granted on or after October 25, 2006 is subject to a double trigger vesting requirement under the terms of the restricted stock agreement. The double trigger consists of time-based vesting and occurrence of a liquidation event, defined as a qualified public offering or a qualified sale of the Company. When the restricted stock is fully vested, it is then included in weighted-average common shares outstanding. These shares have voting and dividend rights upon grant. These rights are forfeited should the stock not vest, although the employee is not required to be employed by the Company at the date of the liquidation event or the following lock-up period to receive the shares which will be vested based on the service period. Prior to the IPO, no compensation expense had been recognized related to the grant of these shares of restricted stock as a liquidation event was not considered probable. As a result of the IPO in June 2010, the trigger relying on the qualified public offering has been fulfilled and the shares are now subject solely to a time-base vesting restriction, which includes the 180-day lock-up period. The vesting of the shares is now considered probable; therefore, $17,474 of stock-based compensation expense was recorded at the IPO date. Stock-based compensation expense associated with restricted stock for the three and nine months ended September 30, 2010 was $1,333 and $18,913, respectively, and was included in datacenter and network operations, product development and sustainment, sales and marketing and general and administrative expenses. Additional stock-based compensation expense related to restricted stock of approximately $11,233 will be recognized over a weighted-average period of 2.4 years.

Shares
Restricted Stock
December 31, 2008	1,077,789
Granted	950,000
Lapse of restriction	(24,510)
Forfeited	(94,230)

December 31, 2009	1,909,049
Granted	202,665
Lapse of restriction	(24,510)
Forfeited	(84,903)

September 30, 2010	2,002,301

Motricity, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in thousands, except share data and per share amounts)

(unaudited)

As of December 31, 2009, restricted stock included 24,510 shares of restricted stock that were not subject to the double trigger vesting requirement. The restriction on these shares lapsed in April 2010, as the shares vested based on service conditions. These shares have been reclassified from restricted stock to common stock.

6. Preferred Stock and Redeemable Preferred Stock

The following is a summary of our $0.001 par value Series D1 preferred stock and $0.001 par value Series A, B, C, D, E, F, G, H, and I redeemable preferred stock:

	As of September 30, 2010			As of December 31, 2009
Security	Carrying Value	Liquida- tion Value	Issued & Outstanding Shares	Carrying Value	Liquida- tion Value	Issued & Outstanding Shares
Preferred stock
Series D1	$—	$—	—	$17,393	$20,472	7,338,769

Redeemable preferred stock
Series A	$—	$—	—	$6,547	$6,579	8,740,368
Series B	—	—	—	14,006	14,076	23,323,936
Series C	—	—	—	2,758	2,772	2,259,121
Series D	—	—	—	458	460	375,000
Series E	—	—	—	32,349	32,610	29,404,456
Series F	—	—	—	98,242	100,751	36,684,050
Series G	—	—	—	29,821	30,499	12,248,642
Series H	51,829	53,649	21,262,383	50,770	52,500	21,084,337
Series I	—	—	—	182,445	199,881	190,839,694

Total	$51,829	$53,649	21,262,383	$417,396	$440,128	324,959,604

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

Redeemable Preferred Stock

On June 23, 2010, in conjunction with the IPO, Series A, B, C, D, E, F, G and I redeemable preferred stock converted to common stock. As of September 30, 2010 and December 31, 2009, 21,262,383 and 21,084,337 shares of Series H redeemable preferred stock were outstanding. As of September 30, 2010, 283,498 shares of Series H redeemable preferred stock have been accrued as part of the dividend declared on November 1, 2010. The Series H redeemable preferred stock is convertible at the option of the holders thereof into common stock at a rate of approximately 0.114 shares of common stock for each share of Series H redeemable preferred stock. If the average closing price over a 90-day period is $21.99 per common share or higher, Series H redeemable preferred stock will convert at our option into shares of our common stock at the then applicable conversion rate.

So long as 10% of the Series H redeemable preferred stock remains outstanding, without the consent of at least a majority of the then outstanding shares of Series H redeemable preferred stock, we may not, among other things, (i) amend or waive any provision of our certificate of incorporation or bylaws so as to affect the Series H redeemable preferred stock adversely; or (ii) incur indebtedness other than with respect to (x) vendors, service providers, trade creditors, employees, independent contractors and equipment lessors, in each case, in the ordinary course of business, (y) intercompany indebtedness, and (z) indebtedness not to exceed $42,000 outstanding under credit facilities. In addition, holders of our Series H redeemable preferred stock will have the right to designate two members of our Board of Directors.

The Series H redeemable preferred stock has a liquidation preference of $2.49 per share. On or after August 31, 2013, upon request of at least a majority of the then outstanding shares of Series H redeemable preferred stock, we must redeem the Series H redeemable preferred stock in immediately available funds or by the issuance of a promissory note which shall bear simple interest at the rate of 4% per annum and shall be payable in eight consecutive quarterly installments with the first such installment becoming due and payable on the first anniversary of the redemption payment

Motricity, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in thousands, except share data and per share amounts)

(unaudited)

date (determined once such written request is received); provided, however, that in lieu of receiving the redemption payment in the form of a promissory note, any holder of Series H redeemable preferred stock may instead elect to be redeemed quarterly and receive the redemption payment in eight consecutive quarterly installments.

The Series H redeemable preferred stock provides for cumulative dividends quarterly at the rate of 8% per annum, accruing daily whether or not earned or declared, which shall be paid in additional shares of Series H redeemable preferred stock. These dividends are calculated on a quarterly basis for the respective periods ended January 31, April 30, July 31 and October 31, until the earlier of a forced conversion or August 2013.

The holders of Series H redeemable preferred stock will have one vote for each share of common stock into which such holders’ shares could then be converted at the time, and with respect to such vote, will have full voting rights and powers equal to the voting rights and powers of the holders of our common stock.

7. Stock Options and Warrants

Stock Options

Our Board of Directors approved the 2010 Long-Term Incentive Plan (“2010 LTIP”) on April 23, 2010. We may grant equity awards up to 2,765,622 shares under the 2010 LTIP. Awards granted under the 2010 LTIP may include incentive stock options or nonqualified stock options, stock appreciation rights, restricted stock and other stock-based or cash-based awards. Option terms may not exceed 10 years and the exercise price cannot be less than 100% of the estimated fair market value per share of our common stock on the grant date. Any shares awarded or issued pursuant to the exercise of stock options may be (i) authorized and unissued shares of our common stock or (ii) shares of common stock held in or acquired for our treasury. The maximum number of shares subject to any performance award to any participant during any fiscal year shall be 266,667 shares. The maximum cash payment made under a performance award granted to any participant with respect to any fiscal year shall be $5,440.

The following table summarizes all stock option activity for the year ended December 31, 2009 and the nine months ended September 30, 2010:

	Shares	Weighted- Average Exercise Price Per Share	Remaining Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2008	1,219,545	10.35	6.54	$3,675
Granted	196,817	14.10
Exercised	(52,922)	0.30
Forfeited	(98,989)	13.20
Expired	(38,990)	18.60

Outstanding, December 31, 2009	1,225,461	10.80	6.43	$11,498
Granted	890,986	14.12
Exercised	(216,590)	0.68
Forfeited	(83,866)	13.03
Expired	(72,793)	16.54

Outstanding, September 30, 2010	1,743,198	$13.34	8.23	$1,526

Exercisable at September 30, 2010	598,317	$12.04	6.58	$486
Vested and expected to vest at September 30, 2010	1,504,864	$13.75	8.02	$1,074

The total intrinsic value of options exercised during the three months ended September 30, 2010 and 2009 was $0 and $1, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009 was $1,974 and $567, respectively.

Motricity, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in thousands, except share data and per share amounts)

(unaudited)

In determining the compensation cost of the stock options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized as follows:

	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Expected term of options granted	5 years	5 years
Expected volatility range	50%	50% - 58%
Range of risk-free interest rates	2.0% - 2.3%	1.7% - 2.3%
Expected dividend yield	0%	0%

We calculate expected volatility for stock options using historical volatility for a peer group of 10 companies, as we believe the expected volatility will approximate historical volatility of the peer group. The risk-free interest rate for the expected terms of the stock options is based on the U.S. Treasury constant maturities in effect at the time of grant.

The weighted-average grant date fair value of options granted during the three months ended September 30, 2010 was $3.52 and no stock options were issued during the three months ended September 30, 2009. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2010 and 2009 was $6.18 and $6.15, respectively.

Stock-based compensation expense associated with stock options for the three months ended September 30, 2010 and 2009 was $662 and $580, respectively, and $1,779 and $1,668 for the nine months ended September 30, 2010 and 2009, respectively, and was included in datacenter and network operations, product development and sustainment, sales and marketing and general and administrative expenses.

At September 30, 2010, there was $6,029 of total unrecognized compensation costs, net of estimated forfeitures, related to unvested options that are expected to be recognized over a weighted-average period of 3.2 years.

Warrants

In June 2010, 30,790 shares of common stock were issued in conjunction with the exercise of common stock warrants and Series A and B preferred stock warrants. In addition, as a result of the conversion of the Series I redeemable preferred stock to common stock, all preferred stock warrants were converted into common stock warrants.

Warrants were primarily issued in conjunction with financing rounds to investors or other parties and none are held by employees. The following table summarizes the outstanding warrants to purchase common stock as of September 30, 2010:

Number of Warrants	Exercise Price Per Share	Expiration Date
108,501	$35.55	February 23, 2012
8,130	30.75	December 30, 2012
427	30.75	February 22, 2013
128,571	32.25	May 16, 2014
20,000	32.25	June 29, 2014
123,500	14.54	September 30, 2014
3,177,319	14.54	December 28, 2014

3,566,448

Motricity, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in thousands, except share data and per share amounts)

(unaudited)

8. Net Income (Loss) Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss) attributable to common stockholders	$2,709	$(7,784)	$(22,657)	$(29,917)

Weighted-average common shares outstanding—basic	38,044,055	5,931,173	17,693,397	5,916,050

Effect of dilutive securities:
Stock options	33,232	—	—	—
Restricted stock	642,402	—	—	—

Weighted-average common shares outstanding—diluted	38,719,689	5,931,173	17,693,397	5,916,050

Net income (loss) per share attributable to common stockholders—basic and diluted	$0.07	$(1.31)	$(1.28)	$(5.06)

Basic and diluted net income (loss) per share attributable to common stockholders have been computed based on net income (loss) and the weighted-average number of common shares outstanding during the applicable period. We calculate potentially dilutive incremental shares issuable using the treasury stock method and the if-converted method, as applicable. The treasury stock method assumes that the proceeds received from the exercise of stock options and warrants, as well as stock option and restricted stock expense yet to be recorded for unvested shares would be used to repurchase common shares in the market at the average stock price during the period. We have excluded options to purchase common stock, restricted stock, preferred stock and warrants to purchase common and redeemable preferred stock, when the potentially issuable shares covered by these securities are antidilutive. In addition, redeemable preferred stock has also been excluded from the September 30, 2009 amounts because its conversion into common stock, and therefore its impact upon dilution, was not determinable without a public offering price or liquidation factor. The following table presents the outstanding potentially antidilutive securities at each period end not included in net income (loss) attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Options to purchase common stock	1,709,966	1,238,331	1,743,198	1,238,331
Restricted stock	1,359,899	1,824,326	2,002,301	1,824,326
Series H redeemable preferred stock	2,364,413	—	2,364,413	—
Preferred stock	—	10,876,759	—	10,876,759
Warrants to purchase common stock	3,566,448	2,973,911	3,566,448	2,973,911
Warrants to purchase redeemable preferred stock and common stock	—	292,198	—	292,198
Warrants to purchase redeemable preferred stock	—	8,919,591	—	8,919,591

Total securities excluded from net loss per share attributable to common stockholders	9,000,726	26,125,116	9,676,360	26,125,116

Motricity, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in thousands, except share data and per share amounts)

(unaudited)

9. Related Party Transactions

Under the terms of the employment agreement with our Chief Executive Officer, we issued loans of $250 and $32 in 2004 for the costs of relocating to our previous headquarters in Durham, North Carolina. The loans carry an annual interest rate equal to the prime rate, with the applicable interest rate for the year set on January 1 of each year. Interest is payable annually, and the loans are repayable to the Company upon a liquidation event, including the sale or disposition of substantially all of our assets, the sale of more than 50% of the then outstanding common stock in a single transaction, or an initial public offering of our common stock. On December 18, 2009, all amounts outstanding between us and the Chief Executive Officer, including the principal and accrued interest on the loans, were settled by the Chief Executive Officer through a transfer of 22,134 shares of common stock.

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

Entities affiliated with Mr. Carl C. Icahn purchased 1,000,000 shares of our common stock directly from us in connection with this offering at the initial public offering price less the underwriting discount. Immediately after the IPO, these entities owned 19.1% of our common stock. In addition, Mr. Hunter C. Gary and Mr. Brett C. Icahn serve on our board as designees of Koala Holding LP, an entity affiliated with Mr. Carl C. Icahn.

Prior to the IPO, the terms of our Series H redeemable preferred stock provided that any shares of the Series H redeemable preferred stock that remained outstanding as of August of 2011 would then be subject to redemption at the holders’ election. Under those terms, depending on the number of shares, if any, of Series H redeemable preferred stock remaining outstanding at August 2011, we may have needed to provide up to approximately $52,000 to the holders electing redemption at that time. In order to enhance our financial flexibility, our Board of Directors determined that it was in the best interests of the company and our stockholders to negotiate an extension of the date holders may require such a redemption of their Series H redeemable preferred stock. Our Chief Executive Officer, Ryan K. Wuerch, and Mr. Carl C. Icahn, owner of a majority of the Series H redeemable preferred stock, negotiated the revised terms, which were approved by a majority of the disinterested directors of our Board. Under the revised terms, the Series H redeemable preferred stock generally will not be subject to redemption at the election of the holder prior to August 2013. In addition, a forced conversion feature was added that provides that the Series H redeemable preferred stock will convert at our option into shares of our common stock if the average closing price over a 90-day period of our common stock is $21.99 per share or higher. In consideration of these revisions, a 8% pay-in-kind (non-cash) dividend was also provided, which our Board of Directors concluded was reasonable given the enhanced financial flexibility provided by the revised terms. See Note 5, “Preferred Stock and Redeemable Preferred Stock.”

10. Subsequent Events

On November 1, 2010, our Board of Directors declared a stock dividend to holders of Series H redeemable preferred stock for 425,247 shares of Series H redeemable preferred stock in accordance with the provisions outlined in our Restated Certificate of Incorporation. Series H redeemable preferred stock dividends are to be declared quarterly for the respective periods ended January 31, April 30, July 31 and October 31, until the earlier of a forced conversion or August 2013.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions and in certain cases the difference may be material. Our critical accounting policies are available in Item 2 of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010. There have not been any significant changes with respect to these policies during the period covered by this Quarterly Report on Form 10-Q.

Results of Operations

Total revenues

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2010	2009			2010	2009
	(Dollars in thousands)
Managed services	$24,201	$20,417	$3,784	18.5	$66,994	$60,953	$6,041	9.9
Professional services	13,685	7,672	6,013	78.4	30,380	27,420	2,960	10.8

Total revenues	$37,886	$28,089	$9,797	34.9	$97,374	$88,373	$9,001	10.2

Our total revenues increased $9.8 million, or 34.9%, for the three months ended September 30, 2010 compared to the corresponding 2009 period. Managed services revenue accounted for 64% and 73% of our revenues for the three month periods ended September 30, 2010 and 2009, respectively, while professional services accounted for 36% and 27%, respectively. The $6.0 million increase in professional services revenue reflects the impact of two large, new solution customization and implementation projects for XL Axiata and AT&T. Our professional services revenue can vary significantly from period to period due to the timing of large customization and implementation projects. Managed services revenue increased $3.8 million, or 18.5% for the three month period primarily due to higher transaction based portal fees and the impact of pricing changes with the Verizon contract renewal which was effective the beginning of the period. Variable user- and transaction-based fees made up approximately 58% and 70% of our managed services revenue for the three months ended September 30, 2010 and 2009, respectively. The decrease in the 2010 period is due primarily to the conversion of a major storefront contract from a transaction based to a fixed fee arrangement upon extension of the contract early in the fourth quarter of 2009.

Total revenues for the nine months ended September 30, 2010 increased $9.0 million, or 10.2%, compared to the nine months period ended September 30, 2009. The increase in total revenue consists of a $6.0 million increase in managed services revenue and a $3.0 million increase in professional services revenue. The increase of managed services revenue in the 2010 period is primarily due to higher transaction based portal fees and higher storefront revenue and $1.1 million recognized due to favorable resolution of disputed transaction fees from a former customer contract that expired in May 2010. Managed services revenue accounted for 69% of our revenues for the nine month periods ended September 30, 2010 and 2009, while professional services accounted for 31% of total revenues in both periods. The primary reason for the increase in professional services revenue was the contract amendment in the first quarter of the year that resulted in current recognition of $4.9 million of revenue previously deferred.

We generated 87% of our revenues in the U.S. for the nine month period ended September 30, 2010. Revenue from our two largest customers, AT&T and Verizon Wireless, represented 44% and 26% of total revenues, respectively. For the nine months ended September 30, 2009, 97% of our revenues were generated in the U.S. and revenues from our two largest customers, AT&T and Verizon Wireless, represented 55% and 19% of total revenues, respectively.

Operating expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Direct third-party expenses	$8,300	$1,611	$12,013	$8,148
Datacenter and network operations*	7,496	7,185	23,125	23,654
Product development and sustainment*	5,825	6,672	20,189	24,088
Sales and marketing*	3,310	2,708	10,316	8,460
General and administrative*	5,986	5,270	34,059	14,940
Depreciation and amortization	3,059	3,248	9,080	10,230
Restructuring	—	1,010	407	1,957
Goodwill and long-lived asset impairment charges	—	318	—	5,806

Total operating expenses	$33,976	$28,022	$109,189	$97,2837

*	excluding depreciation

Our operating expenses were $34.0 million for the three months ended September 30, 2010 compared to $28.0 million for the three months ended September 30, 2009. The increase of $6.0 million, or 21.3%, was primarily due to $6.7 million of increased direct third-party expenses, partially offset by the absence of restructuring and impairment charges. Operating expenses for the nine months ended September 30, 2010 were $109.2 million, $11.9 million, or 12.2%, greater than the nine months ended September 30, 2009. The increase was primarily due to a $17.5 million stock-based compensation charge primarily included within general and administrative expenses related to the initial vesting of restricted stock as a result of the initial public offering (or “IPO”) and $3.9 million of increased direct-third party expenses, partially offset by a $3.9 million reduction in product development and sustainment expense and lower restructuring and impairment charges.

Direct third party expenses

Direct third party expenses increased $6.7 million for the three months ended September 30, 2010 compared to the corresponding 2009 period. The increase is primarily due to third party computer hardware and software purchased in conjunction with the XL Axiata custom implementation project and increases due to higher usage based fees for customer specific third-party software as user volume increases. For the nine months ended September 30, 2010, direct third party expenses increased $3.9 million, or 47.4%, compared to the corresponding 2009 period. The increase is primarily due to the cost of the third-party computer hardware and software purchased during the third quarter of 2010.

Datacenter and network operations, excluding depreciation

Datacenter and network operations expense, excluding depreciation, increased $0.3 million, or 4.3%, for the three months ended September 30, 2010 compared to the corresponding 2009 period. This increase was primarily due to increased software costs. For the nine months ended September 30, 2010, datacenter and network operations expense, excluding depreciation, decreased $0.5 million, or 2.2%, compared to the corresponding 2009 period primarily due to cost savings from renegotiating certain vendor contracts.

Product development and sustainment, excluding depreciation

Product development and sustainment expense, excluding depreciation, decreased $0.8 million, or 12.7%, for the three months ended September 30, 2010 compared to the corresponding 2009 period. For the nine months ended September 30, 2010, product development and sustainment expense, excluding depreciation, decreased $3.9 million, or 16.2%, compared to the corresponding 2009 period. The decrease for the nine month period primarily reflects lower labor-related costs due to cost efficiencies from outsourcing a portion of our development activities to India and other labor related savings as a result of operating efficiencies. In addition to the labor-related cost savings, further expense reductions were realized in the three month period ended September 30, 2010 compared to the 2009 period as a result of software development costs that were capitalized based on achieving technological feasibility on certain new solutions under development. Capitalized development costs related to software were $2,734 and $6,661 for the three and nine months ended September 30, 2010, respectively. Capitalized development costs related to internal use software were $7 and $2,143 in the three and nine months ended September 30, 2009, respectively.

Sales and marketing, excluding depreciation

Sales and marketing expense, excluding depreciation, increased $0.6 million, or 22.2%, for the three months ended September 30, 2010 compared to the corresponding 2009 period. For the nine months ended September 30, 2010, sales and marketing expense, excluding depreciation, increased $1.9 million, or 21.9%, compared to the corresponding 2009 period. The increases are due to higher personnel and advertising expenses, primarily for our international expansion efforts.

General and administrative, excluding depreciation

General and administrative expense, excluding depreciation, increased $0.7 million, or 13.6%, for the three months ended September 30, 2010 compared to the corresponding 2009 period. For the nine months ended September 30, 2010, general and administrative expense, excluding depreciation, increased $19.1 million, or 128.0%, compared to the corresponding 2009 period. The nine month period ended September 30, 2010 reflects $17.2 million of stock-based compensation recognized in the second quarter related to the vesting of restricted stock as a result of the IPO and $1.3 million of additional stock-based compensation for the subsequent time based vesting of additional shares of those restricted stock grants.

Depreciation and amortization

Depreciation and amortization expense decreased $0.2 million, or 5.8%, for the three months ended September 30, 2010 compared to the corresponding 2009 period. For the nine months ended September 30, 2010, depreciation and amortization expense, decreased $1.2 million, or 11.2%, compared to the corresponding 2009 period. The decreases are primarily due to certain assets from the InfoSpace Mobile acquisition now being fully depreciated.

Restructuring

During the three months ended September 30, 2009, we incurred $1.0 million of restructuring charges related to the relocation of our headquarters from Durham, North Carolina to Bellevue, Washington in 2008. In the first quarter of 2010, we incurred a $0.4 million expense upon disposition of the remaining asset held for sale related to the relocation.

Goodwill and long-lived asset impairment charges

The $5.8 million of impairments in the 2009 period relate primarily to writing off the remaining asset balances of $1.9 million and $3.3 million associated with the Goldpocket Wireless customer list and capitalized software, respectively.

Other income (expense), net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Other income (expense)	$9	$(1,388)	$3,547	$(1,666)
Interest and investment income, net	5	46	4	250
Interest expense	—	—	—	(220)

Total other income (expense), net	$14	$(1,342)	$3,551	$(1,636)

Other income of $3.5 million for the nine months ended September 30, 2010 consists primarily of income related to the decrease in fair value of our warrants to purchase redeemable preferred shares. All outstanding preferred stock warrants were converted to common stock warrants immediately prior to the IPO.

Provision for income taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Provision for income taxes	$668	$517	$1,603	$1,405

Income tax expense for the three and nine months ended September 30, 2010 and 2009 primarily consist of a deferred U.S. tax provision for the difference between book and tax treatment of goodwill associated with the acquisition of InfoSpace Mobile. We maintain a full valuation allowance against our net deferred tax assets which precludes us from recognizing a tax benefit for our current operating losses. Our lack of profitability historically is a key factor in concluding there is insufficient evidence of our ability to realize any future benefits from our deferred tax assets.

Net income (loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Net income (loss)	$3,256	$(1,792)	$(9,867)	$(11,951)

Net income for the three months ended September 30, 2010 was $3.3 million, compared to a $1.8 million net loss for the three months ended September 30, 2009. The $5.1 million change in net income reflects a $9.8 million increase in revenue and the absence of the $1.4 million other expense recognized in the 2009 period related to the increase in fair value of our warrants to purchase redeemable preferred shares, partially offset by $6.0 million of increased operating expenses. For the nine months ended September 30, 2010, the net loss was $2.1 million less than the same period in 2009. The 2010 period included a $17.5 million stock compensation charge in the second quarter that was triggered by the IPO, which was more than offset by the following:

•	$9.0 million increase in revenue;

•	$3.9 million reduction in product development and sustainment expenses;

•	the absence of goodwill and long-lived asset impairment charges of $5.8 million in the 2009 period; and

•	$5.2 million increase in other income (expense), net.

Non-GAAP Financial Measures

We monitor our performance as a business using adjusted EBITDA, a non-GAAP financial measure. We define adjusted EBITDA as net income (loss) before interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, restructuring expenses and asset impairments, interest income and other income (expense), net. Adjusted EBITDA is not a measure of liquidity calculated in accordance with U.S. GAAP, and should be viewed as a supplement to, not a substitute for, our results of operations presented on the basis of U.S. GAAP. Adjusted EBITDA does not purport to represent cash flow provided by, or used in, operating activities as defined by U.S. GAAP. Our statement of cash flows presents our cash flow activity in accordance with U.S. GAAP. Furthermore, adjusted EBITDA is not necessarily comparable to similarly-titled measures reported by other companies.

A reconciliation of adjusted EBITDA to net loss, the most directly comparable U.S. GAAP measure, for each of the fiscal periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in millions)
Net income (loss)	$3.3	$(1.8)	$(9.9)	$(12.0)
Other income (expense), net	—	1.3	(3.5)	1.6
Provision for income taxes	0.7	0.5	1.6	1.3
Depreciation and amortization	3.0	3.3	9.1	10.3
Restructuring and asset impairment	—	1.3	0.4	7.8
Stock-based compensation	2.0	0.6	20.7	1.7

Adjusted EBITDA	$9.0	$5.2	$18.4	$10.7

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

Liquidity and Capital Resources

General

Our principal needs for liquidity have been to fund operating losses, working capital requirements, capital expenditures, acquisitions and for debt service. Our principal sources of liquidity as of September 30, 2010 consisted of cash of $71.0 million and $8.9 million of availability under our $25.0 million revolving credit facility. We expect that working capital requirements, capital expenditures and acquisitions will continue to be our principal needs for liquidity over the near term. Working capital requirements are expected to increase as a result of our anticipated growth, both organically and through future acquisitions. The main portion of our capital expenditures has been, and is expected to continue to be, for datacenter facilities and equipment and software development. We believe that our cash flow from operations, available cash and cash equivalents and available borrowings under our revolving credit facility will be sufficient to meet our liquidity needs for at least the next 12 months, although such sources of liquidity may not be sufficient to fund any significant acquisitions we might want to pursue.

The Series H redeemable preferred stock will convert at our option into shares of our common stock if the average closing price over a 90-day period of our common stock is $21.99 per share or higher. If this forced conversion does not occur, the Series H redeemable preferred stock becomes redeemable on August 31, 2013. On or after such date, upon request of at least a majority of the then outstanding shares of Series H redeemable preferred stock, we must redeem the Series H redeemable preferred stock in immediately available funds or by the issuance of a promissory note which shall bear simple interest at the rate of 4% per annum and shall be payable in eight consecutive quarterly installments with the first such installment becoming due and payable on the first anniversary of the redemption payment date (determined once such written request is received); provided, however, that in lieu of receiving the redemption payment in the form of a promissory note, any holder of Series H redeemable preferred stock may instead elect to be redeemed quarterly and receive the redemption payment in eight consecutive quarterly installments. Consequently, in the event the Series H does not convert into common stock, we will need to have sufficient liquidity to permit us to redeem the outstanding Series H redeemable preferred stock on or after August 31, 2013 or satisfy our obligations under the promissory notes issued.

Our existing revolving credit facility matures on April 13, 2011. We anticipate that to the extent we require additional liquidity, we will seek to increase borrowing availability under our existing credit facility, pursue a new, expanded bank borrowing facility, explore additional debt or equity financing options or pursue a combination of some or all of these alternatives prior to the expiration of the current credit facility. Furthermore, so long as 10% of the Series H redeemable preferred stock remains outstanding, without the consent of at least a majority of the then outstanding shares of Series H preferred stock, we may not, among other things, (i) incur indebtedness other than with respect to (x) vendors, service providers, trade creditors, employees, independent contractors and equipment lessors, in each case, in the ordinary course of business, (y) intercompany indebtedness and (z) indebtedness not to exceed $42 million outstanding under credit facilities; (ii) pay dividends or make certain stock repurchases; or (iii) issue capital stock ranking senior or pari passu to the Series H redeemable preferred stock.

Although we have no specific current plans to do so, growth through acquisitions is part of our overall strategy and we regularly review potential acquisition candidates, and as appropriate from time to time, engage in discussions with these businesses. If one or more significant strategic acquisitions are consumated, we may incur additional debt or sell additional equity to finance such transactions.

Cash Flows

As of September 30, 2010 and December 31, 2009, we had cash and cash equivalents of $71.0 million and $35.9 million, respectively. The increase reflects the proceeds from the IPO and other financing activities of $49.8 million, partially offset by uses of cash totaling $3.8 million and $10.8 million from operating activities and investing activities, respectively.

Operating Activities

In the first nine months of 2010, operating activities used $3.8 million of cash primarily related to the changes in our operating assets and liabilities that were offset by non-cash items included in the $9.9 million net loss. The net loss included $20.7 million of stock-based compensation expense, primarily the result of the $17.5 million of expense resulting from the immediate vesting of restricted stock associated with our IPO, and $9.1 million of depreciation and amortization. Changes in our operating assets and liabilities used $22.3 million of cash, primarily resulting from the timing of our project billings for the two large implementation projects, which are the major contributors to the $14.4 million increase in accounts receivable, and to the $10.8 million decrease in deferred revenue.

In the first nine months of 2009, operating activities provided $16.3 million of cash related to the changes in our operating assets and liabilities in addition to non-cash items included in the $12.0 million net loss. The net loss included non-cash expenses of $10.2 million of depreciation and amortization, $5.8 million of long-lived asset impairment charges and $1.7 million of stock-based compensation. Changes in operating assets and liabilities provided cash of $7.4 million, primarily related to a $5.5 million increase in deferred revenue attributable to professional services billings and a $4.5 million decrease in accounts receivable due to strong collection efforts and the timing of collections surrounding our professional service projects, partially offset by a $3.8 million decrease in accounts payable due to lower operating expenses.

Investing Activities

Net cash used in investing activities was $10.8 million for the nine months ended September 30, 2010, as compared to $0.5 million of net cash provided by investing activities for the nine months ended September 30, 2009.

Investing activities have involved primarily capital expenditures. In the first nine months of 2010, our cash capital expenditures related to the purchase of property and equipment and capitalization of software development costs totaled $12.0 million, as compared to $4.0 million in the first nine months of 2009. Our capital expenditures are typically for routine purchases of computer equipment to maintain and upgrade our technology infrastructure and for development of software to provide services to our customers. We anticipate future capital expenditures will be for maintenance, support and enhancements of existing technology and continued investments in new technologies. Our software development investments consist primarily of development, testing and deployment of new applications and new functionality to existing applications. Additionally, in the first nine months of 2010, we realized $1.2 million of cash associated with the sale of assets held for sale and in the first nine months of 2009, we received $5.4 million due to the maturity of our held-to-maturity securities.

Financing Activities

Net cash provided by financing activities was $49.8 million in the first nine months of 2010, primarily consisting of $49.0 million of net proceeds from our IPO. Net cash used in financing activities for the first nine months of 2009 was $11.5 million primarily due to the repayment of our outstanding debt in April 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or other financing activities with special-purpose entities.

Credit Facility

We are party to a credit facility with Silicon Valley Bank pursuant to which we can borrow up to $25 million in secured loans. The availability under the credit facility is subject to a borrowing base calculated based on qualifying accounts receivable. The interest rate on any borrowings is based on the lender’s prime rate plus a margin ranging between 50 to 150 basis points depending on our trailing EBITDA. The minimum interest rate is 5.50%. The credit facility restricts, among other things, our ability to incur indebtedness, create or permit liens on our assets, declare or pay dividends and certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, and enter into transactions with affiliates. The credit facility requires us to maintain a “tangible net worth” of $15 million. The credit facility terminates in April 2011. As of December 31, 2009 and September 30, 2010, there were no outstanding amounts under the credit facility. As of September 30, 2010, we had borrowing capability of approximately $8.9 million. The Company is in compliance with the terms of the credit facility.

New Accounting Pronouncements

There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk

Interest Rate Risk

At September 30, 2010, we had cash and cash equivalents of $71.0 million. These amounts are held primarily in cash and money market funds. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

On August 4, 2010 we entered into a Stipulation of Class Action Settlement that, received preliminary approval on August 27, 2010. If final approval is granted by the Court in the Williams action, it would result in settlement and dismissal of the four above matters. The settlement process is on-going with claims currently being accepted by the claims administrator. Settlement members are eligible to receive a one-time cash award of $10.00, or a refund of up to three months of content subscription charges. A fairness hearing is scheduled for December 2, 2010.

From time to time, the Company is involved in litigation relating to claims arising out of the normal course of business, none of which are material to the Company’s financial results or condition.

Item 1A.	Risk Factors

Competition for our employees is intense and failure to retain and recruit skilled personnel could negatively affect our financial results as well as our ability to maintain relationships with clients, service existing and new contracts, and drive future growth.

We provide sophisticated mobile data delivery platforms and services to our customers. To attract and retain customers and service our existing and new contracts, such as our agreement with Reliance India, we believe we need to demonstrate professional acumen and build trust and strong relationships, and that we must retain, identify, recruit, and motivate new hardware and software engineers, programmers, technical support personnel and marketing and sales representatives. Competition is intense for skilled personnel with engineering, product development, technical and marketing and sales experience, and we may not be able to retain and/or recruit individuals that possess the necessary skills and experience, or we may not be able to employ these individuals on acceptable terms and conditions, or at all. Moreover, competition has been increasing the cost of hiring and retaining skilled professionals as, among other reasons, other companies in the technology sector may offer more compensation, particularly in the form of equity awards. This trend could adversely affect our operating margins and financial results. Our business and growth may suffer if we are unable to retain current personnel and hire other skilled personnel.

There are no other material changes from the risk factors previously disclosed in our Prospectus filed with the Securities and Exchange Commission on June 21, 2010.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT NO.	DESCRIPTION

10.1	Amendment Number 9 to Agreement Number 750-67761-2004 Between Cellco Partnership d/b/a Verizon Wireless and Motricity, Inc.

10.2	Master Services Agreement Between AT&T Services, Inc. on Behalf of Itself and Its Affiliates, and Motricity, Inc.

10.3	AppCenter Service Exhibit No. 20100607.090.S.002 to the Managed Service Agreement.*

31.1	Certification of Ryan K. Wuerch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Allyn P. Hebner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer.

*	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Exchange Act Rule 24b-2. These provisions have been omitted from the filing and submitted separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTRICITY, INC.

Date: November 3, 2010	By:	/S/ RYAN K. WUERCH
Ryan K. Wuerch
Chief Executive Officer

Date: November 3, 2010	By:	/S/ ALLYN P. HEBNER
Allyn P. Hebner
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

10.1	Amendment Number 9 to Agreement Number 750-67761-2004 Between Cellco Partnership d/b/a Verizon Wireless and Motricity, Inc.

10.2	Master Services Agreement Between AT&T Services, Inc. on Behalf of Itself and Its Affiliates, and Motricity, Inc.

10.3	AppCenter Service Exhibit No. 20100607.090.S.002 to the Managed Service Agreement.*

31.1	Certification of Ryan K. Wuerch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Allyn P. Hebner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer.

*	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Exchange Act Rule 24b-2. These provisions have been omitted from the filing and submitted separately to the Securities and Exchange Commission.