Form 10-K/A
period 2010-12-31
MOTRICITY INC
filed 2011-05-02
CIK 1336691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large Accelerated Filer	☐ Accelerated Filer	☒ Non-accelerated Filer (do not check if a smaller reporting company)	☐ Smaller Reporting Company

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

EXPLANATORY NOTE

Motricity, Inc. is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on February 28, 2011 (the “Form 10-K”), to provide the additional information required by Part III of Form 10-K. This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements or any of the other disclosures contained in Part I or Part II of the Form 10-K. References to “Motricity,” “us,” “we,” “Company” and “our” in this report refer to Motricity, Inc., together with its subsidiaries.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth the name and positions of each director currently serving on our Board of Directors.

Name	Position(s)
Ryan K. Wuerch	Director, Chief Executive Officer and Founder
Hunter C. Gary(1)(2)	Director
Brett C. Icahn(3)	Director
Lady Barbara Judge CBE(2)(3)	Chairperson of the board of directors
Suzanne H. King(1)(3)	Director
Brian Turner(1)(2)(3).	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee.

The biographies of our directors are as follows:

Ryan K. Wuerch, 43, founded Motricity in 2001, and has served as chief executive officer since 2001, and chief executive officer and chairman from 2002 to June 2010. Previously, Mr. Wuerch was president of Learning 2000, Inc., an education software company, from 1998 to 2001. Prior to Learning 2000, Mr. Wuerch served as senior vice president of ShapeRite, a nutritional supplement manufacturer, from 1995 to 1998. Mr. Wuerch was named the 2010 Pacific Northwest and the 2005 Carolinas’ Ernst & Young Entrepreneur of the Year. He serves on the boards of the CTIA Wireless Foundation, the Miss America Organization, the Washington Roundtable, a nonprofit, public policy organization comprised of Washington State chief executive officers and as an ambassador for the Internet Innovation Alliance. Mr. Wuerch brings valuable experience to the board because he is the Company’s chief executive officer and has been with the Company since he founded it 10 years ago.

Hunter C. Gary, 37, has served as one of our directors since 2007. Since November 2010, Mr. Gary has served as the Senior Vice President of Icahn Enterprises, L.P., a diversified holding company engaged in the following continuing operating businesses: investment management, automotive, gaming, railcar, food packaging, metals, real estate and home fashion. Since June 2003, Mr. Gary has been employed by Icahn Associates Corporation in various roles, most recently as the Chief Operating Officer of Icahn Sourcing LLC. His specialty focuses on post-acquisition management of companies and hands-on involvement with, and support of, portfolio company management to reduce costs and enhance performance. Prior to joining Icahn, from 1997 to 2002, Mr. Gary worked at Kaufhof Warenhaus AG, a subsidiary of the Metro Group, most recently as a Managing Director. Since March 2010, Mr. Gary has served as a director of Tropicana Entertainment Inc., which owns and operates a diversified, multi-jurisdictional collection of casino gaming properties. Since January 2008, Mr. Gary has served as a director of American Railcar Industries, Inc., a company that is primarily engaged in the business of manufacturing covered hopper and tank railcars. Since June 2007, Mr. Gary has served as a director of WestPoint International, Inc., a manufacturer of bed and bath home fashion products. With respect to each company mentioned above, Carl C. Icahn, directly or indirectly, either (i) controls such company or (ii) has an interest in such company through the ownership of securities. Mr. Gary has extensive experience in dealing with operations matters for a variety of companies which, in addition to his service on other boards, enables him to advise our board on a range of matters including operations and oversight.

Brett C. Icahn, 31, has served as one of our directors since January 2010. Mr. Icahn currently is responsible for co-executing a small/mid cap investment strategy across all industries as a Portfolio Manager of the Sargon Portfolio for Icahn Capital LP, an entity through which Carl C. Icahn manages investment funds, where he was an investment analyst from 2002 until April 2010. Since July 2010, Mr. Icahn has served as a director of The Hain Celestial Group, Inc., a natural and organic food and personal care products company, and as a director of Cadus Corporation, a company engaged in the ownership and licensing of yeast-based drug discovery technologies. Since April 2010, Mr. Icahn has served as a director of Take-Two Interactive Software, Inc., a developer, marketer, distributor and publisher of interactive entertainment software games. Since January 2007, Mr. Icahn has served as a director of American Railcar Industries, Inc., a company that is primarily engaged in the business of manufacturing covered hopper and tank railcars. Prior to that Mr. Icahn served on the board of directors of HowStuffWorks.com, an internet website acquired by Discovery Communication in 2007. With respect to each company mentioned above, Carl C. Icahn, directly or indirectly, either (i) controls such company or (ii) has an interest in such company through the ownership of securities. Mr. Icahn has experience with technology companies, both as a board member and as a founder. In addition, his experience as a portfolio manager and an investment analyst provides him with strong skills in dealing with financial matters.

Lady Barbara Judge CBE, 64, has served as one of our directors since January 2010. Since 2011, Lady Judge has been chairman of the United Kingdom Pension Protection Fund and from 2002 to 2010 she was chairman of the United Kingdom Atomic Energy Authority. From 2004 to 2007, Lady Judge was the deputy chairman of the United Kingdom Financial Reporting Council in London. From 2002 through 2004, she was a director of the Energy Group of the United Kingdom’s Department of Trade and Industry. Earlier in her career, Lady Judge served as a commissioner of the U.S. Securities and Exchange Commission, was a partner at Kaye, Scholer, Fierman, Hays & Handler, and was a regional director at Samuel Montagu & Co. Ltd. Lady Judge serves as a director of Magna International Inc. and Statoil. Lady Judge has 25 years of experience counseling boards and senior management regarding corporate governance, compliance, disclosure, international business conduct and other relevant issues. Her experience as a former commissioner of the Securities and Exchange Commission will enable her to advise our board on regulatory matters.

Suzanne H. King, 47, has served as one of our directors since 2004. Ms. King has been with New Enterprise Associates, Inc. since 1995, as a partner since 1999, where she focuses on information technology investments and manages the firm’s marketing and investor relations functions. Ms. King serves as a director of Approva Corporation, a financial information technology company, and Virginia’s Center for Innovative Technology. Ms. King has served as a director of Cyveillance, Inc., an information technology security company, Quantum Bridge Communications, a broadband communications company, and Guardent, a security service provider. Prior to joining New Enterprise Associates, Ms. King led the financial team at XcelleNet, Inc., a developer of system management software for remote access. Ms. King also worked as a senior auditor for Arthur Andersen & Co., specializing in emerging information technology companies. Ms. King was a charter member of the Kauffman Fellows program and is a certified public accountant. Ms. King has extensive experience advising privately-held companies in the information technology sector, and this experience is particularly relevant, given our technology-oriented business . In addition, Ms. King’s service on other boards of directors enables her to advise our board on governance, compensation and audit issues.

Brian Turner, 51, has served as one of our directors since December 2009. Mr. Turner was the chief financial officer of Coinstar, Inc., a provider of automated retail solutions, from 2003 until 2009. Prior to Coinstar, from 2001 to 2003, he was senior vice president for operations, chief financial officer and treasurer of Real Networks, Inc. Prior to Real Networks, from 1999 to 2001, Mr. Turner was employed by BSquare, a software company, where he initially served as senior vice president of operations and chief financial officer before being promoted to president and chief operating officer. From 1995 to 1999, Mr. Turner was chief financial officer of Radisys Corp., an embedded software and hardware company. Earlier in his career, Mr. Turner spent 13 years at PricewaterhouseCoopers LLP. Mr. Turner currently serves as a director of Microvision, Inc., McKinstryEssention, Rally Marketing Group and InfoArmor, Inc. Mr. Turner brings valuable management and financial expertise to our board. He has nearly 30 years of experience in financial and auditing matters, primarily for technology companies, and 15 years experience as a member of senior management teams for technology companies.

Composition of Our Board

Pursuant to our amended and restated certificate of incorporation, the office of President and/or Chief Executive Officer, on the one hand, and the position of the chairperson of the Board of Directors, on the other hand, generally cannot be held by the same person. However, upon the death, resignation or termination of the chairperson, President and/or Chief Executive Officer, our Board of Directors has the ability to combine these positions for a limited period of time in order to allow our Board of Directors time to select a successor.

Certain persons currently serving on our Board of Directors were designated pursuant to the terms of the amended and restated stockholders’ agreement entered into in October 2007 with several of our significant stockholders, including funds affiliated with Advanced Equities, Inc., New Enterprise Associates, Inc., Technology Crossover Ventures and Koala Holding LP, an entity beneficially owned by Carl C. Icahn. Pursuant to the amended and restated stockholders’ agreement, (i) Ms. Suzanne H. King and Lady Barbara Judge, (ii) Mr. Brian Turner, and (iii) Mr. Hunter C. Gary and Mr. Brett C. Icahn were designees of investment funds affiliated with New Enterprise Associates, Inc., Technology Crossover Ventures and Koala Holding LP, respectively. In addition, pursuant to the amended and restated stockholders’ agreement, the stockholders party thereto agreed to designate Mr. Wuerch to our Board of Directors. The amended and restated stockholders’ agreement terminated upon our initial public offering. Mr. Wuerch serves as a director pursuant to his employment agreement.

Audit Committee

Our Board of Directors has established a standing Audit Committee. The Audit Committee consists of three members: Mr. Gary, Ms. King and Mr. Turner, each of whom is a non-employee member of our Board of Directors. Mr. Turner is the chairperson of our Audit Committee. Our Board of Directors has affirmatively determined that Mr. Gary, Mr. King and Mr. Turner meet the definition of “independent directors” for purposes of serving on an audit committee under applicable SEC and the NASDAQ Stock Market rules. In addition, Mr. Turner qualifies as our “audit committee financial expert.” A copy of our Audit Committee Charter can be found on our corporate website at www.motricity.com.

Stockholder Recommendations of Director Candidates

The Governance and Nominating Committee considers nominees for election or appointment to our Board of Directors that are recommended by stockholders. Such recommendations should be submitted in writing to the attention of the Governance and Nominating Committee, c/o Corporate Secretary, Motricity, Inc., 601 108th Avenue Northeast, Suite 800, Bellevue, Washington 98004.

Executive Officers

The following table sets forth the name and title with respect to our executive officers, other than Mr. Wuerch, whose information is set forth above under the caption “—Directors.”

Name	Position(s)
Jim Smith	President and Chief Operating Officer
Allyn P. Hebner	Chief Financial Officer
Richard E. Leigh, Jr.	Senior Vice President, General Counsel and Corporate Secretary
James Ryan	Chief Development Officer

The biographies of our executive officers other than Mr. Wuerch are as follows:

Jim Smith, 44, has served as our president and chief operating officer since January 2009. Previously, from 2001 to 2008, Mr. Smith served as vice president and business unit general manager at Avaya, Inc. a communications systems company. Before Avaya, from 1999 to 2001, Mr. Smith was chief operating officer and co-founder of Vector Development, an e-commerce operating company. Earlier in his career, from 1989 to 1999, Mr. Smith held multiple positions with Accenture, most recently as an associate partner.

Allyn P. Hebner, 58, has served as our chief financial officer since March 2009. From August 2008 through February 2009, he served as a consultant to our company through Tatum, LLC, an executive services company, with whom he is still a non-participating partner. Previously, Mr. Hebner served as vice president, controller and chief accounting officer at T-Mobile USA, from April 2000 to April 2007. He has also held senior financial management positions at Puget Sound Energy, Washington Energy Company and Allwaste, Inc.

Richard E. Leigh, Jr., 51, has served as our senior vice president, general counsel and corporate secretary since September 2008. Previously, from 2006 to 2008, Mr. Leigh served as a legal consultant and advisor to Paul Allen’s Vulcan Inc. and its affiliate, the Seattle Seahawks of the National Football League. From 2004 to 2005, Mr. Leigh served as executive vice president, general counsel and corporate secretary of Cell Therapeutics, Inc. From 1997 to 2004, Mr. Leigh served as vice president and general counsel to Vulcan Inc. and from 1997 to 2000, he served as vice president and general counsel to the Seattle Seahawks. Prior to that, he spent eight years as a corporate attorney with the Seattle law firm of Foster Pepper PLLC, where he was a partner. Mr. Leigh currently serves on the Board of Trustees of the Flying Heritage Collection, a museum housing Paul Allen’s private collection of world-class 20th century military aviation.

James Ryan, 45, has served as our chief development officer since March 2010 and previously served as our chief strategy and marketing officer. Previously, from January 2008 to November 2008, Mr. Ryan served as president and chief executive officer of CMWare, Inc., a mobile optimization technology company. Prior to CMWare, Inc., from June 2007 to December 2007, Mr. Ryan served as president and chief executive officer of Mobile Campus, a mobile marketing company. Prior to Mobile Campus, from November 2003 to May 2007 Mr. Ryan was vice president of consumer data services for AT&T Mobility. Mr. Ryan has also served as president and chief executive officer of Teltier Technologies, a wireless solutions company, as vice president of strategic business development for O2, chief technology officer for Genie Internet and vice president of data services for Sprint PCS.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other of our equity securities. Specific due dates for these reports have been established, and we are required to disclose any failure to file by these dates during fiscal year 2010. Our officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and representations that no other reports were required, during the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

We have a Code of Business Conduct and Ethics, which applies to our directors, officers, employees, contractors and agents. Our Code of Business Conduct and Ethics meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer, Chief Financial Officer (who is both our principal financial and principal accounting officer), as well as all other employees. In addition, we adopted a code of ethics for senior financial officers. Copies of the current Code of Business Conduct and Ethics and Senior Financial Officers Code of Ethical Conduct are available on our website at www.motricity.com.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

The purpose of this compensation discussion and analysis section is to provide information about the material elements of compensation that are paid, awarded to, or earned by, our “named executive officers,” who consist of our principal executive officer, principal financial officer, and the three other most highly compensated executive officers. For fiscal year 2010, our named executive officers were:

•	Ryan K. Wuerch, Chief Executive Officer;

•	Allyn P. Hebner, Chief Financial Officer;

•	Richard E. Leigh, Jr., Senior Vice President, General Counsel and Corporate Secretary;

•	Jim Smith, President and Chief Operating Officer; and

•	James Ryan, Chief Development Officer.

Historical Compensation Decisions

Our compensation approach is tied to our stage of development. Prior to our initial public offering in June, 2010, we were a privately-held company. As a result, we had not been subject to any stock exchange listing or SEC rules requiring a majority of our Board of Directors to be independent or relating to the formation and functioning of our board committees, including audit, compensation, and nominating and governance committees. We informally considered the competitive market for corresponding positions within comparable geographic areas and companies of similar size and stage of development operating in the software and mobile data services industry. This consideration was based on the general knowledge possessed by members of our Compensation Committee and also included consultations with our Chief Executive Officer. The Compensation Committee utilized research and informal benchmarking based on their personal knowledge of the competitive market. In addition, to complement our review of executive compensation for executive officers other than our Chief Executive Officer, our Compensation Committee reviewed publicly available compensation surveys prepared by Radford, a compensation consulting firm, to benchmark our compensation against companies with similar revenues, market capitalization, and other financial measures within our industry. Following our initial public offering in June 2010, the Compensation Committee decided to maintain the compensation of our named executive officers for the remainder of 2010 based upon recommendations from its independent compensation consultant. See the section captioned “—Compensation Committee Procedures” for a more detailed discussion of the Compensation Committee’s use of compensation consultants. Our Compensation Committee will formally benchmark executive compensation for all executive officers in the future against a set of peer companies described below.

Compensation Philosophy and Objectives

In accordance with past practice, our Compensation Committee will continue to review and approve the compensation of our named executive officers and oversee and administer our executive compensation programs and initiatives. As we gain experience as a public company, we expect that the specific direction, emphasis and components of our executive compensation program will continue to evolve. We will favor a more empirically-based approach that involves benchmarking as well as best practices with respect to compensation and benefits. Accordingly, the compensation paid to our named executive officers for fiscal year 2010 is not necessarily indicative of how we will compensate our named executive officers going forward because we were a private company for the first half of 2010.

Our executive compensation program is intended to balance short-term and long-term goals with a combination of cash payments and equity awards that we believe to be appropriate for motivating our executive officers. Our executive compensation program is designed to:

•	align the interests of our executive officers with stockholders by motivating executive officers to increase stockholder value and reward executive officers when stockholder value increases;

•	attract and retain talented and experienced executives that strategically address our short-term and long-term needs;

•	reward executives whose knowledge, skills and performance are critical to our success;

•	ensure fairness among the executive management team by recognizing the contributions each executive makes to our success;

•	foster a shared commitment among executives by aligning their individual goals with the goals of the executive management team and our stockholders; and

•	compensate our executives in a manner that motivates them to manage our business to meet our long-term objectives and create stockholder value.

To help achieve these objectives, the Compensation Committee expects to maintain our current compensation plans and implement new plans as needed in order to tie a substantial portion of the executives’ overall compensation to key strategic financial and operational goals.

Our executive compensation program rewards both team and individual accomplishments by emphasizing a combination of corporate results and individual accountability. A portion of total compensation is placed at risk through annual performance bonuses and long-term incentives. In the aggregate, the annual performance bonuses at target generally represent between 3% and 7% of the total target direct compensation (which consists of annual base salary and long-term and short-term incentives) for our named executive officers. Our historic practice with regard to issuing long-term incentives has been to grant restricted stock at the time of hire or promotion. Going forward, the Compensation Committee may issue limited amounts of restricted stock to new hires subject to either performance or time-based vesting. Long-term incentives, based on grant date fair value, generally represent between 72% and 95% of the total target direct compensation for our named executive officers. In 2010, new long-term incentive grants represented between 0% and 78.6% of total compensation (base salary, target bonus and long-term equity) for our named executive officers. This combination of incentives is designed to balance annual operating objectives and our earnings performance with longer-term stockholder value creation. In 2010, our named executive officers received bonus awards under our 2010 CIP representing achievement of 108% of target performance, in the aggregate, for our revenue, CIP Adjusted EBITDA and CIP Working Capital performance metrics.

We seek to provide competitive compensation that is commensurate with performance. In the past, we have generally targeted compensation at the median for companies of a similar size in the software and mobile data services industry (based on revenues, market capitalization and other financial metrics) and calibrate both annual and long-term incentive opportunities to generate less-than-median awards when goals are not fully achieved and greater-than-median awards when performance goals are exceeded. As the result of concerns related to executive retention, the Compensation Committee recently (see the discussion below under the section captioned “ –Employment Agreements”), approved increases in Messrs. Hebner’s, Leigh’s, Ryan’s and Smith’s base compensation and target bonus. These increases are above the median pay levels for similarly situated executives at our peer groups and are intended to help retain and motivate our senior management. The competitive market is comprised of companies in the software and mobile data services industry. See the section captioned “—Pay Mix” for a more detailed discussion of our peer group.

To ensure we maintain our position to market, it has been our historical practice (prior to our initial public offering in June 2010) to review compensation data as well as best practices with respect to compensation and benefits on an annual basis, based upon informal benchmarking against Radford and fee-based compensation surveys, to ensure executive compensation remains within the relative range noted above. See the section captioned “—Short-Term Incentives” for a more detailed discussion of our annual bonus program. We expect to continue this practice going forward and the Compensation Committee intends to continue to engage an independent compensation consultant to maintain and modify our executive compensation peer group to benchmark against. See the section captioned “—Compensation Committee Procedures” for a more detailed discussion of the Compensation Committee’s use of compensation consultants.

We also seek to promote a long-term commitment to us by our executives. We believe that there is great value to us in having a team of long-tenured, seasoned managers. Our team-focused culture and management processes are designed to foster this commitment. In addition, the vesting schedule attached to equity awards is generally based upon continued employment over four years, and is intended to retain our executives and reinforce this long-term orientation. Moreover, the form of non-qualified stock option agreement for senior management under the 2010 LTIP (described below) sets forth stock ownership guidelines which require executives to own, within five years of the date of grant of an option, stock equal in value to at least one and one-half times the executive’s annual base salary (determined as of the last day of the fifth year following the grant date). Failure of an executive to achieve the ownership guidelines within the specified timelines will result, in the discretion of the Compensation Committee, in forfeiture of the option. When calculating the number of shares that an executive is required to hold, the executive’s base salary will be multiplied by 1.5 and then divided by the average closing price for Common Stock over the 30 trading days prior to the date of calculation. The stock ownership guidelines, as set forth in the form of executive stock option agreement, will cease to apply if an executive is no longer an active employee of the Company. As of April 30, 2011, each of Messrs. Smith, Hebner, Leigh and Ryan are party to a executive stock option grant agreement and, therefore, subject to the share ownership guidelines.

The Compensation Committee has also established stock ownership guidelines for the Chief Executive Officer which require the Chief Executive Officer to own, within five years of his option grant dated March 26, 2010, stock equal to four times his annual base salary (determined as of the last day of such five-year period). When calculating the number of shares that the Chief Executive Officer is required to hold, the Chief Executive Officer’s base salary will be multiplied by four (4) and then divided by the average closing price for Common Stock over the 30 trading days prior to the date of calculation.

Compensation Committee Procedures

The Compensation Committee’s responsibilities and authorities are specified in the Compensation Committee’s Charter which was approved by the Board of Directors on April 4, 2010. The Compensation Committee’s functions and authority include, but are not limited to, the review and approval of employment agreements, offer letters, severance and separation agreements, base salary, annual bonus and incentive, option and equity grants and other compensation and employment decisions for the following: employees with a base salary and bonus above a specified threshold, each executive officer of the Company including the named executive officers and such other senior officers as the Compensation Committee deems appropriate. In addition, the Compensation Committee is responsible for the evaluation of the performance of our Chief Executive Officer, oversight and administration of our equity plans and approval of non-customary compensation, equity grants, severance or other plans that are outside of the terms and conditions contained in the applicable plan and have an aggregate dollar value exceeding a specified threshold. The Compensation Committee is also responsible for the review and approval of all our human resources plans such as the 401(k) plan, health and welfare plans, compensation of our Board of Directors and any other matters delegated to the Compensation Committee by our Board of Directors.

On January 11, 2010, Keith Daubenspeck resigned from our Board of Directors and ceased to serve as a member of the Compensation Committee. Lady Barbara Judge was elected to our Board of Directors on January 11, 2010 and appointed to the Compensation Committee. Effective as of January 13, 2010, Hunter Gary was elected as chairperson by the Compensation Committee, in accordance with the Compensation Committee Charter. On February 12, 2010, Suzanne King resigned as a member of the Compensation Committee and Brian Turner was appointed to the Compensation Committee.

Compensation Committee meetings are expected to be held at least quarterly to review and consider decisions on topics including, but not limited to: review and approval of bonus awards for the prior performance period under our Corporate Incentive Plan (“CIP”) and our 2010 LTIP (described below). The chairperson of the Compensation Committee will regularly report on Compensation Committee actions and recommendations at full meetings of our Board of Directors. The Compensation Committee will meet outside the presence of all of our executive officers, including our named executive officers, to consider appropriate compensation for our Chief Executive Officer. For all other named executive officers, the Compensation Committee will meet outside the presence of all executive officers and will consult with our Chief Executive Officer. Going forward, our Chief Executive Officer will review annually each other named executive officer’s performance with the Compensation Committee and recommend appropriate base salary, cash performance awards and grants of long-term equity incentive awards for all other executive officers for the Compensation Committee to consider. Based upon the recommendations of our Chief Executive Officer and in consideration of the objectives described above and the elements described below, the Compensation Committee will approve the annual compensation packages of our executive officers. The Compensation Committee also will annually analyze and review our Chief Executive Officer’s performance and determine any cash performance awards under the CIP and grants of long-term equity incentive awards based on its assessment of his performance with input from any independent consultants engaged by the Compensation Committee.

In order to ensure that we continue to remunerate our executives appropriately and align our compensation programs with the interest of our stockholders, the Compensation Committee officially retained Frederic W. Cook & Co. in February 2010, as its independent compensation consultant to review its policies and procedures with respect to executive compensation in connection with our initial public offering. In addition, the Compensation Committee utilized independent legal counsel, Brown Rudnick LLP, to provide advice and assistance with respect to the terms and conditions of the Company’s executive employment and compensation related agreements and plans. Frederic W. Cook & Co. has assisted the Compensation Committee by providing comparative market data on compensation practices and programs based on an analysis of peer companies and by providing guidance on industry best practices. The Compensation Committee retains the right to modify or terminate its relationship with Frederic W. Cook & Co., and to retain other outside advisors to assist the Compensation Committee in carrying out its responsibilities. This selection was made without the input or influence of management. Under the terms of its agreement with the Compensation Committee, Frederic W. Cook & Co. will not provide any other services to the Company, unless directed to do so by the Compensation Committee. During fiscal year 2010, Frederic W. Cook & Co. provided no services to the Company other than its advice to the Compensation Committee on executive compensation issues. In February 2011 the Compensation Committee renewed the retention of Frederick W. Cook & Co. as its independent compensation consultant.

Compensation Risk Assessment

In 2010, our Compensation Committee engaged Frederic W. Cook & Co. to conduct a risk-assessment of the Company’s compensation programs. As part of this assessment, Frederic W. Cook & Co. reviewed both cash incentive compensation plans and individual cash incentive awards for the presence of certain design elements that could incent employees to incur excessive risk, the ratio and level of incentive to fixed compensation, the amount of manager discretion, the percentage of compensation expense as compared to the business units revenues, and the presence of other design features that serve to mitigate excessive risk taking, such as the Company’s clawback policy, stock ownership guidelines, multiple performance metrics, caps on individual or aggregate payments and similar features. After considering the results of the risk assessment, the Compensation Committee concluded that the level of risk associated with the Company’s compensation programs is not reasonably likely to have a material adverse effect on the Company. The Compensation Committee in April, 2011, again engaged Frederic W. Cook & Co. to conduct a risk-assessment of the Company’s compensation programs.

Elements of Compensation

The Compensation Committee determines all components of executive compensation and will consider the following elements (discussed in detail below) to promote our pay-for-performance philosophy and compensation goals and objectives:

•	base salary;

•	annual cash incentive awards linked to our overall performance;

•	grants of long-term equity-based compensation, such as restricted stock or options;

•	termination and change of control provisions; and

•	benefits generally available to employees.

We combine these elements in order to formulate compensation packages that provide competitive pay, reward the achievement of financial, operational and strategic objectives and align the interests of our executive officers and other senior personnel with those of our stockholders.

Pay Mix

We utilize the particular elements of compensation described above because we believe that it provides a well-proportioned mix of secure compensation, retention value and at-risk compensation which produces short-term and long-term performance incentives and rewards. By following this approach, we provide the executive with a measure of financial and job security, while motivating the executive to focus on business metrics that will produce a high level of short-term and long-term performance for the Company and long-term wealth creation for the executive, as well as reducing the risk of recruitment of top executive talent by competitors. The mix of metrics used for our annual performance bonus and long-term incentive program likewise provides an appropriate balance between short-term financial performance and long-term financial and stock performance.

For key executives, the mix of compensation is weighted more heavily toward at-risk pay (annual bonus incentives and long-term equity incentives). Initial incentive packages for our key executives were negotiated at the time of the employment offer. Equity incentives were viewed to be a critical element of the total compensation package and have historically been issued at the time of hire or promotion; although additional grants have been issued based upon individual circumstances. All incentives are aligned with our stated compensation philosophy of providing compensation commensurate with performance, while targeting pay, during 2010, at approximately the 50th percentile of the competitive market.

On March 26, 2010, the Compensation Committee approved a peer group consisting of the following companies:

Aruba	DigitalGlobe	Infinera	Smith Micro	Syniverse
CommVault Systems	Ebix	Netsuite	Solar Winds	Taleo
Concur Technologies	Emdeon	Neustar	SuccessFactors	Vocus
Digital River	Epiq Systems	Riverbed	Synchronoss

The Compensation Committee used the foregoing peer group to benchmark executive compensation for fiscal year 2010. In January 2011, the Compensation Committee reviewed the above list with Frederic W. Cook & Co. and Company management and determined to modify the peer group for benchmarking of compensation going forward. On February 17, 2011, the Compensation Committee approved the following updated peer group in order to align the selected companies with our software industry group and target companies closer in size to the Company’s current revenues and with similar revenue growth potential:

CommVault Systems Inc.	Comscore, Inc.	Concur Technologies Inc.	Digital River Inc/DE	EBIX Inc.
EPIQ Systems Inc.	LivePerson Inc.	MicroStrategy Inc.	NetSuite Inc.	Neustar Inc.
PegaSystems Inc.	RightNow Technologies Inc.	Smith Micro Software Inc.	SolarWinds, Inc.	SuccessFactors, Inc.
Synchronoss Technologies, Inc.	Taleo Corp.	WebSense, Inc.

Base Salary

The primary component of short-term compensation of our executive officers has historically been base salary. The base salary established for each of our executive officers is intended to reflect competitive wages for positions in companies of similar size and stage of development operating in the software and mobile data services industry, representing each individual’s job duties and responsibilities, experience, and other discretionary factors deemed relevant by our Chief Executive Officer and/or Board of Directors. Base salary is also designed to provide our executive officers with steady cash flow during the course of the fiscal year that is not contingent on short-term variations in our corporate performance. Our Chief Executive Officer makes recommendations for each executive’s base salary (including his own), based on our executives’ experience and with reference to the base salaries of similarly situated executives in the software and mobile data services industry, that are then reviewed and approved by the Compensation Committee.

Base salaries are reviewed during the first half of the fiscal year by our Compensation Committee, and may be recommended for adjustment from time to time based on the results of this review. In past years, the Compensation Committee, with guidance from our Chief Executive Officer, reviewed the performance of all executive officers, and based on this review and any relevant competitive market data (through salary survey information provided by our human resources department, informal discussions with recruiting firms and research), set the executive compensation package for each executive officer for the coming year.

Annual base salary increases have historically been based upon our pay-for-performance philosophy, whereby pre-determined quantitative and qualitative individual goals and objectives are established at the beginning of the performance period for named executive officers below the Chief Executive Officer, and measured and assessed at the end of the performance year. Based upon each individual’s performance rating and compensation range position, individuals are eligible for a merit increase based upon the established guidelines within budget for the performance year. Going forward, the Compensation Committee will continue to determine whether to increase the base salaries of any of our named executive officers based upon its assessment of each named executive officers performance and will further utilize recommendations from its independent compensation consultant.

We elected to forego merit increases for 2010 for our named executive officers; other than for Mr. Wuerch who, in January, 2010, entered into an amended and restated employment agreement with us which initially increased his base salary from $365,000 to $375,000 and, effective upon our initial public offering, further increased his base salary to $450,000. Mr. Wuerch’s increase in base salary was primarily a result of his renegotiating his employment agreement and in contemplation of his additional responsibilities associated with the Company’s stock becoming publicly traded. Mr. Wuerch’s base salary increase is described in the section captioned “—Employment Agreements.” The base salaries paid to our named executive officers in fiscal year 2010 are set forth in the Summary Compensation Table below.

Short-Term Incentives

On an annual basis, or at the commencement of an executive officer’s employment with us, the Compensation Committee typically sets a target level of bonus compensation that is structured as a percentage of such executive officer’s annual base salary. Our executives participate in our annual CIP which ensures that short-term incentives are tied directly to our financial performance for the fiscal year. Depending upon corporate performance, an executive officer may receive from 0% up to 150% of his target bonus amount. These corporate performance objectives are designed to be challenging but achievable. The performance metrics and objectives are weighted in a specific manner as defined by the Compensation Committee in the CIP. In fiscal 2010, for all named executive officers, 20% is tied directly to achievement of our revenue objectives; 60% is tied to achievement of our CIP Adjusted EBITDA objectives; and 20% is tied to our CIP Working Capital objectives. Executive officers are not eligible for bonuses if certain minimum targets are not met. In April 2011, the Compensation Committee approved the 2011 CIP, which incorporated several changes to the 2010 CIP, including among others, adjustments to the performance metrics and objectives used and the Compensation Committee’s consideration of certain factors in the calculation thereof. In 2011, for all named executive officers, the 2011 CIP was changed to provide that 10% of the target bonus is discretionary to be determined at the sole and absolute discretion of the Committee; 30% of the target bonus is tied directly to achievement of our revenue objectives; and 60% of the target bonus is tied to achievement of our CIP Adjusted Net Income objectives. The 2011 CIP no longer utilizes working capital as a performance metric or objective. The Compensation Committee further clarified that (i) the 2011 CIP would exclude the effect that any acquisition (other than one previously initiated acquisition) would have on either achievement of our revenue objectives or achievement of our CIP Adjusted Net Income objectives, and (ii) employees of subsidiaries acquired during a plan fiscal years are not eligible to participate in the 2011 CIP.

As relating to the 2010 CIP:

“CIP Adjusted EBITDA” means the Company’s fiscal year 2010 consolidated net income before interest income and expense, provision for income taxes, depreciation and amortization, fair value adjustments for warrants and stock compensation. CIP Adjusted EBITDA for fiscal 2010 includes, without limitation, (i) restructuring costs; (ii) other income/expense, with the sole exception being income/expense for fair value adjustment for warrants; and (iii) expenses associated with payments under this 2010 CIP, and the sales incentive plan, as well as all other incentive plans.

“CIP Working Capital” means the Company’s monthly average of (i) accounts receivable minus (ii) accounts payable minus (iii) other accrued liabilities for the Company’s fiscal year expenses.

As relating to the 2011 CIP:

“CIP Adjusted Net Income” means the Company’s net income (loss) determined in accordance with U.S. generally accepted accounting principles (U.S., GAAP) adjusted to exclude amortization of purchased intangibles, stock-based compensation expense, restructuring expenses, asset impairments and M&A transaction related charges including abandoned transaction charges and non-cash tax expense consistent with the definition used for our public market reporting.

The following tables illustrate the metrics, thresholds and potential awards for our named executive officers under the CIP. In order for a named executive officer to receive any payment under the 2010 CIP the Company must meet the threshold performance targets for each of the revenue and CIP Adjusted EBITDA metrics, as established by the Compensation Committee. On December 16, 2009, the Compensation Committee approved the CIP for fiscal year 2010.

2010 CIP Metrics:

% of CIP Adjusted EBITDA Target Achieved: Weighting 60%	CIP Adjusted EBITDA Payout % of Target
less than 90%	0%
greater than or equal to 90%	60%
100%	100%
115%	125%
130%	150%

% of Revenue Target Achieved: Weighting 20%	Revenue Payout % of Target
less than 95%	0%
greater than or equal to 95%	60%
100%	100%
105%	125%
110%	150%

% of CIP Working Capital Target Achieved: Weighting 20%	CIP Working Capital Payout % of Target
greater than 105%	0%
less than or equal to 105%	60%
100%	100%
75%	125%
50%	150%

At this time, we are not disclosing the specific performance targets for the CIP Adjusted EBITDA, revenue and CIP Working Capital metrics set forth above because disclosure of the specific targets under the CIP would signal areas of strategic focus and give competitors harmful insight into the direction of our business. We are committed to the long-term success and growth of our enterprise and disclosing short-term objectives would run counter to both our compensation and business philosophy of focusing on long-term goals and, as a result, could result in confusion for investors. As we gain experience as a public company and expand, we will continue to assess whether the disclosure of specific performance metrics will cause us competitive harm. The 2010 targets above may not be changed from those previously established, except with the written consent of the Compensation Committee. Pursuant to the terms of the CIP, participation in the plan is at the Company’s discretion and the Compensation Committee retains the discretion to alter, modify or amend the plan. These bonuses are intended to annually reward executive officers who have a positive impact on corporate results.

In addition, the Compensation Committee may adjust performance measures, targets and payout ranges due to extraordinary or nonrecurring events, such as significant financings, equity offerings or acquisitions. We believe that establishing competitive cash bonus opportunities helps us attract and retain qualified and highly skilled executives, and allows our executives to fully focus on the business objectives without the burden of considering potential loss of wealth due to extenuating circumstances.

Furthermore, the 2010 CIP provides that if the Compensation Committee determines that the calculations underlying the targets were incorrect (including but not limited to mistakes in the Company’s audited financial statements for the year), then the Compensation Committee may either adjust bonus awards (upward or downward) or, with respect to officers that are reporting persons pursuant to Section 16(a) of the Exchange Act, recover all (or a portion) of a bonus award. This includes stated thresholds for minimum payout for the CIP Adjusted EBITDA, revenue and CIP Working Capital financial targets of 90%, 95% and 105% respectively. The 2010 CIP similarly incorporates graduated thresholds for incremental payouts commensurate with the three weighted performance categories ranging from 0% to 150%.

Our named executive officers’ threshold and maximum awards under the CIP are based upon pre-determined quantitative goals and objectives established at the beginning of the performance period, as noted above. Maximum achievement of the CIP was set at a level that significantly exceeded our business plan and had a low probability of payout. These metrics are measured and assessed at the end of the performance year. For fiscal year 2010, Messrs. Leigh, Hebner, Ryan and Smith were eligible to receive on-target annual cash bonuses of 50%, 55%, 50% and 55%, respectively, of their fiscal year 2010 base salaries. Under Mr. Wuerch’s amended and restated employment agreement, effective upon our initial public offering, Mr. Wuerch’s on-target annual cash bonus was increased from 75% to 100% of his base salary.

For fiscal year 2010, at threshold achievement for each of the CIP Adjusted EBITDA, revenue and CIP Working Capital objectives, our named executive officers were entitled to receive 70% of their target CIP bonus. Mr. Wuerch’s on-target annual bonus increase is described in the section captioned “—Employment Agreements.”

Following the completion of the audit of our financial statements and the determination of actual performance under our 2010 CIP, we calculated each named executive officer’s fiscal year 2010 bonus by multiplying each named executive officer’s respective eligible earnings by the target bonus, and then by actual achievement for each performance metric, taking into account the applicable weighting for each metric (i.e., 60% weighting for CIP Adjusted EBITDA, 20% weighting for revenue and 20% weighting for CIP Working Capital). In 2010, our named executive officers received bonus awards under our 2010 CIP representing achievement of 108% of target performance, in the aggregate, for our revenue, CIP Adjusted EBITDA and CIP Working Capital performance metrics.

Long-Term Equity-Based Compensation

The Compensation Committee believes that equity-based compensation is an important component of our executive compensation program and that providing a significant portion of our executive officers’ total compensation package in equity-based compensation aligns the incentives of our executives with the interests of our stockholders and with our long-term corporate success. Additionally, the Compensation Committee believes that equity-based compensation awards enable us to attract, motivate, retain and adequately compensate executive talent. To that end, we have historically awarded equity-based compensation in the form of restricted stock and stock options. The Compensation Committee believes equity awards provide executives with a significant long-term interest in our success by rewarding the creation of stockholder value over time.

In the past, our executive officers, other than Mr. Wuerch, were provided with an equity grant in the form of restricted stock when they joined our company based upon the executive’s position with us and his relevant prior experience. These inducement grants have a double trigger vesting schedule. First, shares accrue on a calendar quarter basis over a four year term (or in the case of one grant made to Mr. Wuerch, a three year term) commencing at the end of the first calendar quarter completed following the grant date to encourage executive longevity and to compensate our executive officers for their contribution to our success over a period of time. Second, when a qualifying event, generally, a sale of the Company or “Change of Control” where 50% of the consideration received by stockholders is cash or marketable securities (“Sale”) or a qualified public offering of Common Stock with a value of at least $40 million (“Offering”) occurs (the second trigger), the accrued shares will immediately vest (in the case of an Offering vesting is delayed until the date all trading restrictions imposed in connection with an Offering are terminated).

Accordingly, a portion of the shares of restricted stock that had satisfied the first trigger (the time-based vesting trigger) vested based upon our initial public offering and the expiration of the related lock-up period on December 14, 2010. In addition, because the restricted stock is subject to a double trigger vesting schedule, the shares of restricted stock that had not satisfied the first trigger (time-based quarterly vesting) on the date of our initial public offering will continue to vest on a quarterly basis. In this regard, additional shares of restricted stock vested on December 31, 2010 and shares will continue to vest on the last day of each quarter until they are fully vested, subject to the executive’s continued employment.

In addition to restricted stock granted upon commencement of employment with us, our Compensation Committee may grant additional equity awards to retain our executives and to recognize the achievement of corporate and individual goals and/or strong individual performance. On February 9, 2010, in accordance with the terms of his offer letter, the Compensation Committee granted Mr. Smith 66,666 shares of restricted stock to vest in accordance with the terms of the restricted stock awards described above. Upon Mr. Smith’s commencement of his employment, he signed an offer letter which provides that if he is employed in good standing on January 5, 2010 then he would be entitled to a grant of 66,666 shares of restricted stock. See the section captioned “—Employment Agreements” for a further discussion of Mr. Smith’s offer letter.

In addition, pursuant to the terms of Mr. Wuerch’s amended and restated employment agreement, the Compensation Committee approved the grant of 333,333 stock options to Mr. Wuerch under the terms of our 2010 LTIP (described below). Mr. Wuerch’s stock option grant is described in the section captioned “—Employment Agreements.” No other named executive officers received long-term equity awards in fiscal year 2010. On September 28, 2010, the Compensation Committee approved a time frame for annual equity grants for named executive officers, under which the

Compensation Committee will consider approval of annual equity awards, such awards to be made no earlier than after our annual stockholder meeting. Throughout March and April of 2011, the Compensation Committee approved grants of options to purchase shares of Common Stock under the 2010 LTIP to each of the named executive officers other than Mr. Wuerch at the request of the Company in connection with the annual evaluation of and retention considerations for each such named executive officer. The Compensation Committee anticipates issuing future annual equity grants to the named executive officers in form of stock options only.

Equity Incentive Plans

2004 Stock Plan

The 2004 Amended and Restated Stock Incentive Plan of Motricity, Inc. (the “2004 Motricity, Inc. Stock Plan”) provides for grants of incentive stock options, non-qualified stock options, shares of stock and restricted stock to eligible participants, including executive officers, employees and directors. The purpose of the 2004 Motricity, Inc. Stock Plan is to provide equity incentives to selected participants, thereby creating a means to raise the level of stock ownership by eligible participants, to more closely align the interests of our executives, employees and directors with those of our stockholders. The following is a summary of the material terms of the 2004 Motricity, Inc. Stock Plan, but does not include all of the provisions of the plan.

Following the adoption of the 2010 Plan (described below), the Compensation Committee does not intend to make further grants under the 2004 Motricity, Inc. Stock Plan.

For further information about the 2004 Motricity, Inc. Stock Plan, we refer you to the complete copy of the 2004 Motricity, Inc. Stock Plan, which we have filed as an exhibit to our registration statement on Form S-1.

Administration. The 2004 Motricity, Inc. Stock Plan provides that the board, or a committee designated by the board, shall have the authority to administer the plan. In this regard, the board has delegated administration of the 2004 Motricity, Inc. Stock Plan to the Compensation Committee, which has the authority (i) to determine the persons to whom awards will be granted, the types of awards to be granted, the terms and conditions of each award, the number of shares to be covered by each award, (ii) to construe and resolve the 2004 Motricity, Inc. Stock Plan or any award agreement granted thereunder, and (iii) to adopt such rules and guidelines for administering the 2004 Motricity, Inc. Stock Plan as it deems necessary or proper. All actions, interpretations and determinations by the Compensation Committee are final and binding.

Available Shares. The aggregate number of shares which may be issued under the 2004 Motricity Inc., Stock Plan shall not exceed 5,113,003 shares (subject to possible adjustment to reflect certain transactions, such as mergers, consolidations, reorganizations or changes in our capital structure). If any shares subject to an award under the 2004 Motricity, Inc. Stock Plan are not delivered to a participant because the award expires, is forfeited, cancelled, settled in cash, used to satisfy applicable tax withholding obligations or used to pay the purchase price of an award, the number of shares underlying such awards will again be available for the purposes of awards under the 2004 Motricity, Inc. Stock Plan. To the extent required to comply with 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), during any 12-month period, no participant may be granted awards for more than 266,666 shares (or equivalent value based on the fair market value per share on the date of grant), subject to possible adjustment to reflect certain transactions.

Eligibility for Participation. Employees, members of our Board of Directors, and consultants to us or a related entity, who are selected by the Compensation Committee, are eligible to receive awards under the 2004 Motricity, Inc. Stock Plan.

Award Agreement. Awards granted under the 2004 Motricity, Inc. Stock Plan shall be evidenced by award agreements that provide additional terms, conditions, restrictions and/or limitations covering the grant of the award, as determined by the Compensation Committee.

Awards Under the 2004 Motricity, Inc. Stock Plan. The following types of awards are available under the 2004 Motricity, Inc. Stock Plan:

Stock Options. The Compensation Committee may grant nonqualified stock options and incentive stock options (only to eligible employees) to purchase shares of Common Stock. The Compensation Committee will determine the number of shares subject to each option, the term of each option (which may not exceed 10 years in the case of an incentive stock option (or five years in the case of an incentive stock option granted to a 10% stockholder)), the exercise price, the vesting schedule (if any), and the other material terms of each option. The exercise price of an option is determined by the Compensation Committee at the time of grant, provided that no incentive stock option may have an exercise price less than the fair market value of a share of Common Stock at the time of grant (or, in the case of an incentive stock option granted to a 10% stockholder, 110% of such share’s fair market value). Options will be exercisable at such time or times and subject to such terms and conditions as determined by the Compensation Committee at the time of grant.

Restricted Stock. The Compensation Committee may also grant shares of stock in the form of bonus stock or restricted stock (collectively, “Stock Awards”). Except as otherwise provided by the Compensation Committee upon the grant of a Stock Award, the recipient generally has the rights of a stockholder with respect to the shares, including the right to receive dividends, the right to vote the shares of restricted stock and, conditioned upon full vesting of shares of restricted stock, the right to tender such shares, subject to the conditions and restrictions generally applicable to the Stock Awards or specifically set forth in the recipient’s Stock Award Agreement, including a restricted Stock Award, which may include satisfaction of pre-established performance goals, and the criteria or date or dates on which such restrictions will lapse.

If the grant of a Stock Award or the lapse of the relevant restrictions is based on the attainment of performance goals, the Compensation Committee will establish for each recipient the applicable performance goals, formulae or standards and the applicable vesting percentages with reference to the attainment of such goals or satisfaction of such formulae or standards. These performance goals will be based on one or more of the following criteria selected by the Compensation Committee: (i) consolidated earnings before or after taxes (including earnings before interest, taxes, depreciation and amortization); (ii) net income; (iii) operating income; (iv) earnings per share; (v) book value per share; (vi) return on stockholders’ equity; (vii) return on investment; (viii) return on capital; (ix) improvements in capital structure; (x) expense management; (xi) profitability of an identifiable business unit or product; (xii) maintenance or improvement of profit margins; (xiii) stock price or total stockholder return; (xiv) market share; (xv) revenues or sales; (xvi) costs; (xvii) cash flow; (xviii) working capital; (xix) return on assets; (xx) economic wealth created; or (xxi) strategic business criteria. In addition, all performance goals may be based upon the attainment of specified levels of performance for a division or other operational unit or based upon individual performance factors.

Dividend Equivalents. The Compensation Committee may provide that awards granted under the 2004 Motricity, Inc. Stock Plan may earn dividends or dividend equivalents.

Amendment and Termination. The board may amend or terminate the 2004 Motricity, Inc. Stock Plan at any time; provided, however, that, unless otherwise required by law or specifically provided in the plan, the rights of a participant with respect to awards granted prior to such amendment, or termination may not be adversely affected without the consent of such participant. The Compensation Committee has the authority to make adjustments to the terms and conditions of awards in recognition of unusual or nonrecurring events or to make other adjustments as the Compensation Committee deems appropriate.

Transferability. Awards granted under the 2004 Motricity, Inc. Stock Plan are generally nontransferable (other than by will or the laws of descent and distribution), except that the Compensation Committee may provide for the transferability of nonqualified stock options at the time of grant or thereafter.

Effective Date. The effective date of the 2004 Motricity, Inc. Stock Plan was March 19, 2004.

2010 Long-Term Incentive Plan

The Compensation Committee approved the terms of the Motricity, Inc. 2010 Long-Term Incentive Plan, or the “2010 LTIP” on March 26, 2010. The Board of Directors approved the 2010 LTIP on April 23, 2010. The 2010 LTIP provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. Directors, officers and other employees of us and our subsidiaries, as well as others performing consulting or advisory services for us, will be eligible for grants under the 2010 LTIP. The purpose of the 2010 LTIP is to provide incentives that will attract, retain and motivate highly competent officers, directors, employees and consultants by providing them with appropriate incentives and rewards either through a proprietary interest in our long-term success or compensation based on their performance in fulfilling their personal responsibilities. The following is a summary of the material terms of the 2010 LTIP, but does not include all of the provisions of the 2010 LTIP. For further information about the 2010 LTIP, we refer you to the complete copy of the 2010 LTIP, which we have filed as an exhibit to our registration statement on Form S-1.

Administration. The 2010 LTIP is administered by our Compensation Committee and all actions taken with respect to the 2010 LTIP will be made in accordance with the Compensation Committee’s Charter. For purposes of the 2010 LTIP, to the extent required by applicable law, it is intended that each member of the Compensation Committee qualify as (a) a “non-employee director” under Rule 16b-3, (b) an “outside director” under Section 162(m) of the Code, and (c) an “independent director” under the rules of the principal U.S. national securities exchange on which our shares are listed. The Compensation Committee has full authority to administer and interpret the 2010 LTIP. Among the Compensation Committee’s powers are to determine the form, amount and other terms and conditions of awards, clarify, construe or resolve any ambiguity in any provision of the 2010 LTIP or any award agreement, amend the terms of outstanding awards and adopt such rules, forms, instruments and guidelines for administering the 2010 LTIP as it deems necessary or proper. All actions, interpretations and determinations by the Compensation Committee or by our Board of Directors are final and binding.

Available Shares. The aggregate number of shares of Common Stock which may be issued or used for reference purposes under the 2010 LTIP or with respect to which awards may be granted may not exceed 2,765,621 shares, which may be either authorized and unissued shares of Common Stock or shares of Common Stock held in or acquired for our treasury. In general, if awards under the 2010 LTIP are for any reason cancelled, or expire or terminate unexercised, or are settled in cash, the shares covered by such awards will again be available for the grant of awards under the 2010 LTIP.

Following the Section 162(m) “transition period,” the maximum number of shares subject to any award of stock options, or stock appreciation rights (which are referred to herein as “SARs”), or shares of restricted stock, or other stock-based awards subject to the attainment of specified performance goals which may be granted during any fiscal year to any participant will be 266,666 shares per type of award, provided that the maximum number of shares for all types of awards does not exceed 691,405 shares. There are no annual individual share limitations applicable to participants for restricted stock or other stock-based awards that are not subject to the attainment of specified performance goals. The maximum number of shares subject to any performance award during any fiscal year to any participant shall be 266,666 shares. The maximum value of a cash payment made under a performance award which may be granted with respect to any fiscal year to any participant shall be $5,440,000. The maximum value of cash payments made under performance awards granted with respect to any fiscal year to all participants shall be $14,104,670.

The foregoing share limitations imposed under the 2010 LTIP are subject to adjustment to the extent the Compensation Committee deems such adjustment appropriate and equitable to prevent dilution or enlargement of participants’ rights.

Eligibility for Participation. Members of our Board of Directors, as well as employees of, and consultants to, us or any of our subsidiaries and affiliates are eligible to receive awards under the 2010 LTIP. The selection of participants is within the sole discretion of the Compensation Committee.

Award Agreement. Awards granted under the 2010 LTIP shall be evidenced by award agreements (which need not be identical) that provide additional terms, conditions, restrictions and/or limitations covering the grant of the award, including, without limitation, additional terms providing for the acceleration of, exercisability, or vesting of awards in the event of a Change in Control (as defined in the 2010 LTIP) or conditions regarding the participant’s employment, as determined by the Compensation Committee in its sole discretion.

Awards Under the 2010 LTIP. The following types of awards are available under the 2010 LTIP:

Restricted Stock. The Compensation Committee may award shares of restricted stock. Except as otherwise provided by the Compensation Committee upon the award of restricted stock, the recipient generally has the rights of a stockholder with respect to the shares, including the right to receive dividends, the right to vote the shares of restricted stock and, conditioned upon full vesting of shares of restricted stock, the right to tender such shares, subject to the conditions and restrictions generally applicable to restricted stock or specifically set forth in the recipient’s restricted stock agreement. The Compensation Committee may determine at the time of award that the payment of dividends, if any, will be deferred until the expiration of the applicable restriction period.

Stock Options. The Compensation Committee may grant nonqualified stock options and incentive stock options (only to eligible employees) to purchase shares of Common Stock. The Compensation Committee will determine the number of shares of Common Stock subject to each option, the term of each option (which may not exceed 10 years (or five years in the case of an incentive stock option granted to a 10% stockholder)), the exercise price, the vesting schedule (if any), and the other material terms of each option. No incentive stock option or nonqualified stock option may have an exercise price less than the fair market value of a share of Common Stock at the time of grant (or, in the case of an incentive stock option granted to a 10% stockholder, 110% of such share’s fair market value). Options will be exercisable at such time or times and subject to such terms and conditions as determined by the Compensation Committee at grant and the exercisability of such options may be accelerated by the Compensation Committee in its sole discretion. The 2010 LTIP specifically provides that an outstanding option may not be modified to reduce the exercise price nor may a new option at a lower price be substituted for a surrendered option, unless such action is approved by the stockholders of the Company. The maximum number of shares of Common Stock with respect to which incentive stock options may be granted under the 2010 LTIP is 2,765,621 shares.

Stock Appreciation Rights. The Compensation Committee may grant SARs either with a stock option, which may be exercised only at such times and to the extent the related option is exercisable (which is referred to herein as a “Tandem SAR”), or independent of a stock option (which is referred to herein as a “Non-Tandem SAR”). A SAR is a right to receive a payment in shares of Common Stock or cash (as determined by the Compensation Committee) equal in value to the excess of the fair market value of one share of Common Stock on the date of exercise over the exercise price per share established in connection with the grant of the SAR. The term of each SAR may not exceed 10 years. The exercise price per share covered by a SAR will be the exercise price per share of the related option in the case of a Tandem SAR and will be the fair market value of Common Stock on the date of grant in the case of a Non-Tandem SAR. The Compensation Committee may also grant “limited SARs,” either as Tandem SARs or Non-Tandem SARs, which may become exercisable only upon the occurrence of a Change in Control or such other event as the Compensation Committee may, in its sole discretion, designate at the time of grant or thereafter.

Recipients of restricted stock are required to enter into a restricted stock agreement with us that states the restrictions to which the shares are subject, which may include satisfaction of pre-established performance goals, and the criteria or date or dates on which such restrictions will lapse.

If the grant of restricted stock or the lapse of the relevant restrictions is based on the attainment of performance goals, the Compensation Committee will establish for each recipient the applicable performance goals, formulae or standards and the applicable vesting percentages with reference to the attainment of such goals or satisfaction of such formulae or standards while the outcome of the performance goals are substantially uncertain. Such performance goals may incorporate provisions for disregarding (or adjusting for) changes in accounting methods, corporate transactions (including, without limitation, dispositions and acquisitions) and other similar events or circumstances. The performance goals for performance-based restricted stock will be based on one or more of the objective criteria set forth on Exhibit A to the 2010 LTIP and discussed in general below.

Other Stock-Based Awards. The Compensation Committee may, subject to limitations under applicable law, make a grant of such other stock-based awards (including, without limitation, stock equivalent units or restricted stock units) under the 2010 LTIP that are payable in cash or denominated or payable in or valued by shares of Common Stock or factors that influence the value of such shares. The Compensation Committee shall determine the terms and conditions of any such other awards, which may include the achievement of certain minimum performance goals and/or a minimum vesting period. The performance goals for performance-based other stock-based awards will be based on one or more of the objective criteria set forth on Exhibit A to the 2010 LTIP and discussed in general below.

Other Cash-Based Awards. The Compensation Committee, in its discretion, may grant awards payable in cash. Cash-based awards shall be in such form, and dependent on such conditions, as the Compensation Committee shall determine, including, without limitation, being subject to the satisfaction of vesting conditions or awarded purely as a bonus and not subject to restrictions or conditions. If a cash-based award is subject to vesting conditions, the Compensation Committee may accelerate the vesting of such award in its discretion.

Performance Awards. The Compensation Committee may grant a performance award to a participant payable upon the attainment of specific performance goals. The Compensation Committee may grant performance awards that are intended to qualify as “performance-based compensation” under Section 162(m) of the Code, as well as performance awards that are not intended to qualify as “performance-based compensation” under Section 162(m) of the Code. If the performance award is payable in cash, it may be paid upon the attainment of the relevant performance goals either in cash or in shares of restricted stock (based on the then current fair market value of such shares), as determined by the Compensation Committee, in its sole discretion. Based on service, performance and/or such other factors or criteria, if any, as the Compensation Committee may determine, the Compensation Committee may, at or after grant, accelerate the vesting of all or any part of any performance award. The Compensation Committee has “negative discretion” to adjust bonus payments as permitted by Section 162(m) of the Code.

Performance Goals. The Compensation Committee may grant awards of restricted stock, performance awards, and other stock-based awards that are intended to qualify as “performance-based compensation” for purposes of Section 162(m) of the Code. These awards may be granted, vest and be paid based on attainment of specified performance goals established by the Compensation Committee. These performance goals will be based on the attainment of a certain target level of, or a specified increase or decrease in, one or more of the following criteria selected by the Compensation Committee: (i) earnings per share; (ii) operating income; (iii) gross income; (iv) net income (before or after taxes); (v) cash flow; (vi) gross profit; (vii) gross profit return on investment; (viii) gross margin return on investment; (ix) gross margin; (x) operating margin; (xi) working capital; (xii) earnings before interest and taxes; (xiii) earnings before interest, tax, depreciation and amortization; (xiv) return on equity; (xv) return on assets; (xvi) return on capital; (xvii) return on invested capital; (xviii) net revenues; (xix) gross revenues; (xx) revenue growth; (xxi) annual recurring revenues; (xxii) recurring revenues; (xxiii) license revenues; (xxiv) sales or market share; (xxv) total shareholder return; (xxvi) economic value added; (xxvii) specified objectives with regard to limiting the level of increase in all or a portion of the Company’s bank debt or other long-term or short-term public or private debt or other similar financial obligations of the Company, which may be calculated net of cash balances and/or other offsets and adjustments as may be established by the Compensation Committee in its sole discretion; (xxviii) the fair market value of the a share of Common Stock; (xxix) the growth in the value of an investment in Common Stock assuming the reinvestment of dividends; or (xxx) reduction in operating expenses.

To the extent permitted by law, the Compensation Committee may also exclude the impact of an event or occurrence which the Compensation Committee determines should be appropriately excluded, including: (i) restructurings, discontinued operations, extraordinary items and other unusual or non-recurring charges; (ii) an event either not directly related to our operations or not within the reasonable control of management; or (iii) a change in accounting standards required by generally accepted accounting principles. Performance goals may also be based on an individual participant’s performance goals, as determined by the Compensation Committee, in its sole discretion.

In addition, all performance goals may be based upon the attainment of specified levels of our performance (or subsidiary, division or other operational unit) under one or more of the measures described above relative to the performance of other corporations. The Compensation Committee may designate additional business criteria on which the performance goals may be based or adjust, modify or amend those criteria.

Change in Control. In connection with a Change in Control, the Compensation Committee may accelerate vesting of outstanding awards under the 2010 LTIP. In addition, such awards will be, in the discretion of the Compensation Committee, (i) assumed and continued or substituted in accordance with applicable law or (ii) purchased by us for an amount equal to the excess of the price of a share of Common Stock paid in a Change in Control over the exercise price of the award(s). Under the 2010 LTIP, a “Change in Control” generally means (i) a person becoming the owner of 50% or more of the voting power of the Company’s voting securities (other than by acquisitions (a) by the Company or any subsidiary, (b) by any employee benefit plan sponsored or maintained by the Company or any subsidiary, (c) by any underwriter temporarily holding securities pursuant to an offering, (d) pursuant to a “Non-Qualifying Transaction” (as defined in the 2010 LTIP) or (e) by any person that owned 30% or more of the Company’s voting securities immediately prior to such transaction); (ii) a change in the majority of the directors of the board during any 24 month period without the consent of a majority of the board, (iii) the consummation of a transaction that requires the approval of the Company’s stockholders (other than a Non-Qualifying Transaction); or (iv) the consummation of a sale of all or substantially all of the Company’s assets (other than to a person then owning 30% or more of the Company’s voting securities). Under the 2010 LTIP, a Change in Control specifically excludes (A) an acquisition of more than 30% of voting securities by the Company which reduces the number of voting securities outstanding, unless after such acquisition a person becomes the beneficial owner of additional voting securities that increases the percentage of outstanding voting securities owned by such person or (B) as the result of either the acquisition of more than 30% of the voting securities or of all or substantially all of the Company’s assets by any of the following or their affiliates: Advanced Equities, Inc., Carl C. Icahn, New Enterprise Associates, Inc. or Technology Crossover Ventures.

Acquisition Event. In the event of a merger or consolidation in which the Company is not the surviving entity, a transaction that results in the acquisition of substantially all of the Company’s outstanding Common Stock, or the sale or transfer of all or substantially all of the Company’s assets (collectively, an “Acquisition Event”), then the Compensation Committee may terminate all outstanding and unexercised options, SARs, or any other stock-based award that provides for a participant elected exercise by cashing out such awards upon the date of consummation of the Acquisition Event or by delivering notice of termination to each participant at least 20 days prior to the date of consummation of the Acquisition Event, in which case during the period from the date on which such notice of termination is delivered to the consummation of the Acquisition Event, each such participant shall have the right to exercise in full all of his or her outstanding awards contingent on the occurrence of the Acquisition Event.

Stockholder Rights. Except as otherwise provided in the applicable award agreement, and with respect to an award of restricted stock, a participant has no rights as a stockholder with respect to shares of Common Stock covered by any award until the participant becomes the record holder of such shares.

Forfeiture and Clawback. Unless otherwise provided by the Compensation Committee in the governing award agreement, the 2010 LTIP provides that in the event that (a) the participant engages in “detrimental activity” (which only applies to non-executive employees) during the 12-month period commencing on the date of vesting, exercise, distribution, or settlement of an award, the Company shall recover from the participant within 12 months after such vesting, exercise, settlement, or distribution, an amount equal to any gain realized on such award, (b) the participant’s employment is terminated by the Company for “Cause” (which only applies to executive officers) during the 24-month period commencing on the date of vesting, exercise, distribution, or settlement of an award, the Company shall recover from the participant within 24 months after such vesting, exercise, settlement, or distribution, an amount equal to any gain realized on such award, and (c) the participant engages in “detrimental activity” or is terminated for “Cause” all outstanding awards terminate and expire.

Unless otherwise provided by the Compensation Committee in the governing award agreement, the 2010 LTIP also provides that in the event of a restatement of the Company’s financial statements that reduces the amount of any previously awarded performance award, where the performance goals would not otherwise have been met had the results been properly reported, the award will be cancelled and the participant will pay the Company an amount equal to any gain realized on such award within (a) 24 months preceding such financial restatement for any participant who has a position with the Company as a vice president, senior vice president, executive officer or named executive officer or (b) 12 months preceding such financial restatement for all other participants.

Amendment and Termination. Notwithstanding any other provision of the 2010 LTIP, our Board of Directors may at any time amend any or all of the provisions of the 2010 LTIP, or suspend or terminate it entirely, retroactively or otherwise; provided, however, that, unless otherwise required by law or specifically provided in the 2010 LTIP, the rights of a participant with respect to awards granted prior to such amendment, suspension or termination may not be adversely affected without the consent of such participant.

Transferability. Awards granted under the 2010 LTIP are generally nontransferable (other than by will or the laws of descent and distribution), except that the Compensation Committee may provide for the transferability of nonqualified stock options in an award agreement at the time of grant or thereafter to certain family members.

Other Executive Benefits

Our executives are eligible for the following benefits on the same basis as other eligible employees:

•	health insurance;

•	vacation, personal holidays and sick days;

•	life insurance and supplemental life insurance;

•	short-term and long-term disability; and

•	a 401(k) plan with matching contributions (matching contributions for fiscal year 2010 were based upon the Company’s financial performance and subject to continued employment).

Moreover, our named executive officers may be eligible for other benefits and perquisites based upon individual circumstances. In this regard, Mr. Wuerch received a cost of living adjustment, or “COLA,” in 2010, as he has received in previous years, as a result of his moving from North Carolina to our headquarters in the State of Washington. Mr. Wuerch was awarded the annual COLA adjustment as part of his negotiated relocation package at the time he moved to Washington in 2008. Mr. Wuerch’s COLA adjustment ceased on our initial public offering. See the section captioned “—Employment Agreements” for a further description of Mr. Wuerch’s COLA.

We believe these benefits are generally consistent with those offered by other companies and specifically with those companies with which we compete for employees. Our named executive officers will be eligible for those benefits typically available to all of our employees and shall be subject to the terms and conditions of the governing plans. Our Compensation Committee retains the right to amend or terminate such plans.

Policy Regarding Clawback of Incentive Compensation

In fiscal year 2010, the Compensation Committee adopted a clawback policy as part of the 2010 CIP pursuant to which named executive officers and other 2010 CIP participants will be required to return incentive compensation paid to them if the financial results upon which the awards were based are restated. See “—Short-Term Incentives” for a further description of the clawback feature of the 2010 CIP. The Compensation Committee has incorporated this same clawback policy into the Company’s 2011 CIP. In addition, the 2010 LTIP also provides that in the event of a restatement of the Company’s financial statements that reduces the amount of any previously awarded performance award, where the performance goals would not otherwise have been met had the results been properly reported, the award will be cancelled and the participant will pay the Company an amount equal to any gain realized on such award. See “—2010 Long-Term Incentive Plan” for a further description of the clawback feature of the 2010 LTIP.

Employment Agreements and Severance and Change of Control Benefits

We believe that a strong, experienced management team is essential to the best interests of the Company and our stockholders. We recognize that the possibility of a change of control could arise and that such a possibility could result in the departure or distraction of members of the management team to the detriment of our Company and our stockholders. We have entered into employment agreements or offer letters with our named executive officers, which provide for the payment of a sale bonus based upon the price of the transaction to assist in maximizing the sale price and further minimizing employment security concerns arising in the course of negotiating and completing a significant transaction. By contrast to the other named executive officers, for our Chief Executive Officer, if he is terminated by the Company without cause or he resigns for good reason in connection with a change of control, he will be eligible to receive two times the sum of his base salary and the average of his annual bonuses for the three-year period preceding his termination and accelerated vesting of 50% of specified equity awards; these benefits are quantified in the section captioned “—Employment Agreements.”

The named executive officers are also entitled to between nine and 12 months of severance in the event their employment is terminated by the Company without cause or the named executive officer resigns for good reason not in connection with a change in control. The amount of a named executive officer’s severance is based on the executive’s role and responsibilities with the Company, where our Chief Executive Officer and General Counsel each receive 12 months of continued base salary payments and the other named executive officers each receive nine months of continued base salary payments. Mr. Wuerch is also entitled to accelerated vesting of 50% of specified equity awards and a prorated bonus as part of his severance.

Tax and Accounting Considerations

Section 162(m) of the Code (as interpreted by IRS Notice 2007-49) denies a federal income tax deduction for certain compensation in excess of $1 million per year paid to the Chief Executive Officer and the three other most highly paid executive officers (other than a company’s Chief Executive Officer and the Chief Financial Officer) of a publicly-traded corporation. Certain types of compensation, including compensation based on performance criteria that are approved in advance by stockholders, are excluded from the deduction limit. In addition, “grandfather” provisions may apply to certain compensation arrangements that were entered into by the corporation before it was publicly held. The Compensation Committee’s policy will be to qualify compensation paid to executive officers for deductibility for federal income tax purposes to the extent feasible. However, to retain highly skilled executives and remain competitive with other employers, the Compensation Committee will have the right to authorize compensation that would not otherwise be deductible under Section 162(m) or otherwise when it considers it in our best interests to do so.

The Compensation Committee considers the manner in which Section 409A of the Code affects deferred compensation opportunities that we offer to our employees. Section 409A requires, among other things, that “non-qualified deferred compensation” be structured in a way that limits employees’ ability to accelerate or further defer certain kinds of deferred compensation. We intend to operate our existing compensation arrangements that are covered by Section 409A in accordance with the applicable rules thereunder, and we will continue to review and amend our compensation arrangements to comply with Section 409A to the extent deemed necessary by the Compensation Committee.

The Compensation Committee does not believe that tax gross-ups, other than with respect to relocation expenses and other similar perquisites which necessitate a gross-up in order to make the executive whole from a tax perspective, paid by companies to their executive officers are in the best interests of stockholders. As a result, the Compensation Committee will not approve any employment agreement or compensation plan that provides our executive officers with a gross-up for federal and or state income taxes that may arise under either Section 409A of the Code or the golden parachute excise tax rules of Section 280G of the Code.

Report of the Compensation Committee of the Board of Directors

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis provided above. Based on its review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Company’s Annual Report on Form 10-K for its 2010 fiscal year.

From the members of the Compensation Committee of Motricity, Inc.:

Hunter C. Gary, Chairman

Lady Barbara Judge

Brian Turner

2010 Summary Compensation Table

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our named executive officers for services provided to us during the year ended, December 31, 2010.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(2)		All Other Compensation ($)(3)	Total ($)
Ryan K. Wuerch	2010	415,622	(4)	n/a	n/a	3,101,564	401,615	(4)	56,961	3,975,762
Chief Executive Officer	2009	365,000		n/a	n/a	n/a	369,563		78,264	812,827

Allyn P. Hebner	2010	275,000		n/a	n/a	n/a	163,350		7,350	445,700
Chief Financial Officer	2009	279,750		n/a	2,025,000	n/a	207,714		7,258	2,519,722

Richard E. Leigh, Jr.	2010	290,000		n/a	n/a	n/a	156,600		7,350	453,950
Senior Vice President, General	2009	290,000		n/a	n/a	n/a	195,750		7,350	493,100
Counsel & Corporate Secretary

Jim Smith	2010	331,997		n/a	1,309,987	n/a	197,206		7,350	1,846,540
President & Chief	2009	329,650		n/a	4,050,000	n/a	244,766		91,728	4,716,144
Operating Officer

James Ryan	2010	275,000		n/a	n/a	n/a	148,500		n/a	423,500
Chief Development	2009	160,416		n/a	3,500,000	n/a	108,281		n/a	3,768,697
Officer

(1)	Represents FASB ASC 718 grant date fair value of restricted share awards. See “Management Discussion and Analysis of Financial Condition and Results of Operation—Stock-based Compensation” for a description of how we valued our stock while we were a private company. Restricted share awards are subject to double trigger vesting, where accrued vesting is quarterly over a four-year term, and where a second qualifying event has to trigger the actual vesting of shares.
(2)	Represents achievement of 108% of target performance under our 2010 CIP, in the aggregate, for our revenue, CIP Adjusted EBITDA and CIP Working Capital performance metrics. Messrs. Wuerch, Hebner, Leigh, Smith and Ryan would be entitled to $223,120, $90,750, $87,000, $109,559, and $82,500, respectively, at threshold performance for each performance metric and $557,800, $226,875, $217,500, $273,898, and $206,250, respectively, at maximum performance for each performance metric.
(3)	All Other Compensation in 2010 for our named executive officers consisted of the following:

Name	401(k) Match	Cost of Living Adjustment ($)		Attorneys’ Fees ($)	Medical ($)
Ryan K. Wuerch	7,350	35,124	(a)	10,000	4,487
Allyn P. Hebner	7,350	—		—
Richard E. Leigh, Jr.	7,350	—		—
Jim Smith	7,350	—
James Ryan	—	—		—

(a)	Represents annual COLA payments provided to Mr. Wuerch in connection with his moving from North Carolina to our new corporate headquarters in Bellevue, Washington. The COLA ceased upon the initial public offering of Common Stock.

(4)	Mr. Wuerch’s base salary was adjusted from $375,000 to $450,000 pursuant to the terms of his employment agreement. Additionally, in accordance with the terms of his employment agreement, Mr. Wuerch’s incentive target was adjusted from 75% to 100% and, accordingly, his target incentive bonus is calculated based on his prorated target for fiscal year 2010.

2010 Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards for the year ended December 31, 2010 with respect to our named executive officers.

2010 Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All other Stock Awards		All other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards (S/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(2)
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	# of Shares of Stock or Units (#)
Ryan K. Wuerch	3/26/2010	223,120	371,866	557,800,	—	—	—	—		333,333	$20.40	3,101,564
Allyn P. Hebner		90,750	151,250	226,875	—	—	—	6		—	—	—
Richard E. Leigh, Jr.		87,000	145,000	217,500	—	—	—	—		—	—	—
Jim Smith	2/9/2010	109,559	182,598	273,898	—	—	—	66,666	(3)	—	—	1,309,987
James Ryan		82,500	137,500	206,250	—	—	—			—	—

(1)	Amounts shown reflect the threshold, target and maximum payout amounts under the CIP. The target payout is equal to a percentage of each named executive officer’s eligible earnings (which generally means wages actually paid during the fiscal year). See the section captioned “—Short-Term Incentives” for a detailed description of the named executive officer’s target CIP bonus opportunities. At threshold performance under the CIP, the named executive officers will receive 60% of their target payout, at target performance under the CIP the named executive officers will receive 100% of their target payout and at maximum performance the named executive officers will receive 150% of their target payout. No amounts are payable with respect to each metric if performance is below threshold and in order for a named executive officer to receive a bonus under the 2010 CIP, the Company’s actual performance must meet the threshold targets for both the revenue and CIP Adjusted EBITDA metrics.
(2)	Represents FASB ASC 718 grant date fair value. See “Management Discussion and Analysis of Financial Condition and Results of Operation—Stock-based compensation” for a description of how we valued our stock while we were a private company. Mr. Smith’s restricted stock grant is based upon the fair market value of Common Stock on the date of grant ($19.65).
(3)	Mr. Smith’s restricted stock award is subject to double trigger vesting, where accrued vesting is quarterly over a four-year term, and where a second qualifying event has to trigger the actual vesting of shares. As a result of our June 17, 2010 initial public offering, the shares of restricted stock will vest quarterly based upon Mr. Smith continued employment following the December 14, 2010 trigger date.

Outstanding Equity Awards at 2010 Fiscal Year End

The following table sets forth certain information with respect to outstanding equity awards of our named executive officers as of December 31, 2010 with respect to the named executive officer. The market value of the shares in the following table is the fair value of such shares at December 31, 2010.

Outstanding Equity Awards at 2010 Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)(2)	Option Expiration Date	Number of shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights that Have Not Vested ($)
Ryan K. Wuerch		333,333			20.40	3/26/2020
Ryan K. Wuerch	24,521	8,190	(1)	—	12.00	1/1/2018	—		—	—	—
Ryan K. Wuerch	253,053	84,377	(1)	—	12.00	1/1/2018	—		—	—	—
Ryan K. Wuerch	—	—		—	—	—	68,883	(3)	1,279,157	—	—
Allyn P. Hebner	—	—		—	—	—	93,752	(3)	1,740,975	—	—
Richard E. Leigh, Jr.	—	—		—	—	—	58,335	(3)	1,083,281	—	—
Jim Smith	—	—		—	—	—	216,670	(3)	4,023,562	—	—
James Ryan	—	—		—	—	—	145,835	(3)	2,708,156	—	—

(1)	The options vest over a four year period with 25% vesting on the first anniversary of the date of grant and the remaining portion of the option vesting in pro-rata equal monthly installments over the remaining three year period.
(2)	Represents grant date fair value per share. See “Management Discussion and Analysis of Financial Condition and Results of Operation—Stock-based compensation” for a description of how we valued our stock while we were a private company.
(3)	Restricted stock awards are subject to double trigger vesting, where accrued vesting is quarterly over a four-year term, and where a second qualifying event has to trigger the actual vesting of shares. As a result of our June 17, 2010 initial public offering, the shares of restricted stock will vest quarterly based upon continued employment following the December 14, 2010 trigger date.
(4)	Represents the product of multiplying the number of unvested restricted shares by the value of Common Stock of $18.57 as of December 31, 2010, the last day of our fiscal year. See “Management Discussion and Analysis of Financial Condition and Results of Operation—Stock-based compensation” for a description of how we valued our stock while we were a private company.

Equity Compensation Plan Information

The following table describes certain information regarding our equity compensation plans as of December 31, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,297,790	$11.83	1,632,467
Equity compensation plans not approved by security holders (1)	337,333	$20.40	—

(1)	Represents two grants to employees prior to the approval of the 2010 LTIP. These grants are subject to the provision outlined in the 2010 LTIP.

Options Exercised and Stock Vested

The following table sets forth certain information with respect to the vesting or exercise of stock options during the fiscal year ended December 31, 2010 with respect to our named executive officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Ryan K. Wuerch	—	—	301,256	6,342,693
Allyn P. Hebner	—	—	72,914	1,523,383
Richard E. Leigh, Jr.	—	—	74,998	1,573,375
Jim Smith	—	—	183,329	3,833,494
James Ryan	—	—	87,498	1,822,438

(1)	Represents the number of shares of restricted stock that vested in connection with our initial public offering (Messrs. Wuerch, Hebner, Leigh, Smith and Ryan vested in 276,151, 62,498, 66,665, 158,330, and 72,915 shares, respectively) multiplied by the stock price as of the Trigger Date (the expiration of the lock-up period), December 14, 2010 ($21.28) plus the number of shares of restricted stock that vested on the last day of the fourth quarter (December 31, 2010) based upon quarterly vesting following our initial public offering (Messrs. Wuerch, Hebner, Leigh, Smith and Ryan vested in 25,105, 10,416, 8,333, 24,999, and 14,583 shares, respectively) multiplied by the stock price as of December 31, 2010 ($18.57).

Pension Benefits & Nonqualified Deferred Compensation

We sponsor a 401(k) plan, which is a qualified retirement plan offered to all eligible employees, including our named executive officers, that permits eligible employees to elect to defer a portion of their compensation on a pre-tax basis. The Compensation Committee may in its sole discretion determine to approve a performance-based matching contribution, subject to the Company’s achievement of certain financial metrics. For fiscal year 2010, Messrs. Hebner, Leigh, and Smith each received matching contributions equal to $7,350. We do not provide and do not intend to provide any non-qualified deferred compensation or defined benefit pension plans to any of our named executive officers or other employees.

Employment Agreements

Mr. Wuerch has entered into an amended and restated employment agreement with the Company effective January 19, 2010 for an initial 24 month term, which will automatically renew for successive one year periods unless either the Company or Mr. Wuerch provides at least 90 days prior written notice of an intent to terminate the employment agreement earlier. Under the terms of the amended agreement, Mr. Wuerch is entitled to an annual base salary of $375,000; provided that on the effective date of our initial public offering (“initial public offering”), Mr. Wuerch’s annual base salary increased to $450,000. Mr. Wuerch also received “Temporary Adjustment” payments (which represent a COLA adjustment agreed upon in 2008 in connection with his relocation from North Carolina to the state of Washington) prior to our initial public offering in 2010 equal to 20% of his base salary. Mr. Wuerch is a current participant in the 2010 CIP, and had a target earnings opportunity of 75% of his annual base salary until our initial public offering, upon which. Mr. Wuerch’s incentive opportunity under the CIP was increased to 100% of his annual base salary. Mr. Wuerch’s 2010 CIP award will be prorated for each of the foregoing percentages based upon the date of the initial public offering (June 17, 2010). Mr. Wuerch’s employment agreement also provides that, in the event a “company sale” (as defined in his employment agreement) occurred prior to the earlier of an initial public offering and July 25, 2010, in which the “aggregate value” (as defined in the agreement) is (i) $300,000,000 or less, Mr. Wuerch would have been entitled to receive a lump sum payment equal to $2,000,000 (less the applicable percentage if less than 100% of the Company’s equity is sold), or (ii) greater than $300,000,000, Mr. Wuerch would have been entitled to receive a lump sum payment equal to 1% times the aggregate value of the company sale (less the applicable percentage if less than 100% of the Company’s equity is sold ), in any case such lump sum to be reduced by the aggregate “equity proceeds” (as defined in the agreement); provided, that Mr. Wuerch must remain employed by the Company at the time of the company sale or have been terminated without “cause” or have resigned for “good reason” (each as defined in the agreement) within four months prior to such company sale. Since an initial public offering occurred prior to a “company sale”, Mr. Wuerch will not be entitled to foregoing “company sale” payment. Additionally, in accordance with the terms of his employment agreement, on March 26, 2010, our Compensation Committee approved the grant to Mr. Wuerch under the terms of our 2010 LTIP of options to purchase 333,333 shares of Common Stock at $20.40 per share to vest in pro-rata equal installments on each of the first four anniversaries of the effective date of the initial public offering, provided that the initial public offering occurred prior to July 31, 2010, Mr. Wuerch remains an employee in good standing on the applicable vesting dates and the employment agreement has not been previously terminated. With respect to such option, 50% of the outstanding unvested portion of the option will immediately vest and become exercisable in the event Mr. Wuerch is terminated by the Company without cause, other than due to death or disability, or Mr. Wuerch resigns for good reason, as such terms are defined in his employment agreement. Under the terms of his employment agreement, in the event Mr. Wuerch is terminated by the Company without cause or he resigns for good reason, as defined in his employment agreement, contingent upon his execution of a release and waiver of claims in favor of the Company, he will receive (i) 12 months of continued base salary payments, (ii) a pro-rated amount of his annual bonus based on actual performance for the year in which his employment terminated, payable in a lump sum at the time the Company pays such bonuses under the CIP and (iii) accelerated vesting of 50% of all outstanding and unvested options issued in connection with the employment agreement. In the event Mr. Wuerch is terminated by the Company without cause or he resigns for good reason in connection with a change of control (as defined in his employment agreement), contingent upon his execution of a release and waiver of claims in favor of the Company, Mr. Wuerch will receive (i) an amount equal to two times the sum of (x) his base salary and (y) the average actual annual bonuses received by him over the three-year period prior to the date of his termination, payable in installments over the 12-month period following his termination of employment and (ii) accelerated vesting of 50% of all outstanding and unvested options issued in connection with the employment agreement. The employment agreement specifies that during his employment with us and for 12 months thereafter, Mr. Wuerch will not engage in specified competitive activities and for two years following his termination, he agrees not to solicit our customers or interfere with our business. Mr. Wuerch’s agreement states that he is subject to the terms and conditions of our non-disclosure agreement.

Mr. Hebner served as interim Chief Financial Officer effective August 4, 2008 and was subsequently offered the position of permanent Chief Financial Officer. Upon the commencement of his service as our permanent Chief Financial Officer on March 6, 2009, Mr. Hebner signed an offer letter which adjusted his annual base salary to equal $275,000 to be payable in equal installments on the 15th and the last day of each month. Under the terms of the offer letter, Mr. Hebner is currently entitled to participate in our CIP with a prorated target earnings opportunity of 55% of his annual base salary for 2010. Mr. Hebner may also be eligible to participate in our equity incentive plans and is currently provided medical, health and dental insurance coverage for himself and his dependents. Upon commencement of employment, Mr. Hebner received a restricted stock award of 166,666 shares under the 2004 Motricity, Inc. Stock Plan. Mr. Hebner’s offer letter states he will be eligible for a “Sale Completion” bonus, should the Company be sold during the term of his employment.

However, no Sale Completion bonus is payable if the value of Mr. Hebner’s accelerated vesting of equity and share ownership resulting from the sale is greater than the Sale Completion bonus otherwise payable. Additionally, Mr. Hebner’s agreement states that he is subject to the terms and conditions of our non-disclosure agreement, and that he will not serve as a member of another board without prior approval from the Chief Executive Officer. Additionally, no sales completion bonus is payable if he is terminated prior to the sale of the Company. The offer letter specifies that Mr. Hebner’s employment is “at will” and can be terminated without cause or notice at anytime, but also provides that Mr. Hebner will be entitled to severance pay if, as defined in the offer letter, he is terminated without cause or resigns for good reason. Specifically, contingent upon his execution of a release and waiver of claims in favor of the Company, Mr. Hebner will receive his monthly base salary in effect at the time of termination for a period of nine months. The offer letter specifies that, during his employment with us and for nine months thereafter, Mr. Hebner will not engage in specified competitive activities and for two years following his termination solicit our customers or interfere with our business. Mr. Hebner’s offer letter was amended on May 19, 2010 in connection with the Company’s stock becoming publicly traded for purposes of Section 409A of the Code. On March 22, 2011, the Compensation Committee approved increases in Mr. Hebner’s annual base salary and target earnings opportunity percentage under our CIP and a 2011 bonus equity grant under the 2010 LTIP. Mr. Hebner’s annual base salary will increase to $300,000, effective March 22, 2011, and his participation in our 2011 CIP is set to increase to a target earnings opportunity of 60% of his annual base salary for 2011. In addition, Mr. Hebner was issued a grant of an option to purchase 45,000 shares of Common Stock under the 2010 LTIP.

Mr. Leigh’s offer letter was signed and accepted on August 12, 2008. The offer letter states that Mr. Leigh is entitled to an annual base salary of $290,000 payable in equal installments on the 15th and the last day of each month. Under the terms of the offer letter, Mr. Leigh is currently entitled to participate in our CIP with a target earnings opportunity of 50% of his annual base salary for 2010. Mr. Leigh may also be eligible to participate in our equity incentive plans and is currently provided medical, health and dental insurance coverage for himself and his dependents. Upon commencement of employment, Mr. Leigh received a restricted stock award of 133,333 shares under the 2004 Motricity, Inc. Stock Plan. Mr. Leigh’s agreement states he will be eligible for a “Sale Completion” bonus, should the Company be sold during the term of his employment. However, no Sale Completion bonus is payable if the value of Mr. Leigh’s accelerated vesting of equity and share ownership resulting from the sale is greater than the Sale Completion bonus otherwise payable. Additionally, no sales completion bonus is payable if he is terminated prior to the sale of the Company. The offer letter specifies that Mr. Leigh’s employment is “at will” and can be terminated without cause or notice at any time, but also provides that Mr. Leigh will be entitled to severance pay and health insurance benefits if, as defined in the offer letter, he is terminated without cause or resigns for good reason. Specifically, contingent upon his execution of a release and waiver of claims in favor of the Company, Mr. Leigh will receive his monthly base salary in effect at the time of termination, along with continued health coverage, for a period of 12 months. Mr. Leigh’s offer letter states that he is subject to the terms and conditions of our non-disclosure agreement. Mr. Leigh’s offer letter was amended on May 19, 2010 in connection with the Company’s stock becoming publicly traded for purposes of Section 409A of the Code. On March 22, 2011, the Compensation Committee approved increases in Mr. Leigh’s annual base salary and target earnings opportunity percentage under our CIP and a 2011 bonus equity grant under the 2010 LTIP. Mr. Leigh’s annual base salary will increase to $300,000, effective March 22, 2011, and his participation in our 2011 CIP is set to increase to a target earnings opportunity of 60% of his annual base salary for 2011. In addition, Mr. Leigh was issued a grant of an option to purchase 45,000 shares of Common Stock under the 2010 LTIP.

Mr. Smith’s offer letter was signed and accepted as of January 8, 2009. The offer letter states that Mr. Smith is entitled to an annual base salary of $332,000 payable in equal installments on the 15th and the last day of each month. Under the terms of the offer letter, Mr. Smith is currently entitled to participate in our CIP with a prorated target earnings opportunity of 55% of his annual base salary for 2010. Mr. Smith may also be eligible to participate in our equity incentive plans and is currently provided medical, health and dental insurance coverage for himself and his dependents. Based upon satisfaction of the terms of his relocation commitment, Mr. Smith received a restricted stock award of 333,333 shares under the 2004 Motricity, Inc. Stock Plan. He also received a grant of an additional 66,666 shares on February 9, 2010, because he was an active employee in good standing on January 5, 2010, the one-year anniversary of his start date with the Company. Mr. Smith’s agreement states that he will be eligible for a “Sale Completion” bonus, should the Company be sold during the term of his employment. However, no Sale Completion bonus is payable if the value of Mr. Smith’s accelerated vesting of equity and share ownership resulting from the sale is greater than the Sale Completion bonus otherwise payable. Additionally, no sales completion bonus is payable if he is terminated prior to the sale of the Company. The offer letter specifies that Mr. Smith’s employment is “at will” and can be terminated without cause or notice at any time, but also provides that Mr. Smith will be entitled to severance pay and health insurance benefits if, as defined in the offer letter, he is terminated without cause or resigns for good reason. Specifically, contingent upon his execution of a release and waiver of claims in favor of the Company, Mr. Smith will receive his monthly base salary in effect at the time of termination, along with continued health coverage, for a period of nine months. The offer letter specifies that, during his employment with us and for nine months thereafter, Mr. Smith will not engage in specified competitive activities or solicit our customers or interfere with our business. Mr. Smith’s offer letter states that he is subject to the terms and conditions of our non-disclosure agreement and that he shall not serve as a member of another board without prior approval from the Chief Executive Officer. Mr. Smith’s offer letter was amended on May 19, 2010 in connection with the Company’s stock becoming publicly traded for purposes of Section 409A of the Code. Mr. Smith’s offer letter was further amended on April 19, 2011 to reflect increases in Mr. Smith’s annual base salary and target earnings opportunity percentage under our CIP. Mr. Smith’s annual base salary will increase to $400,000, effective April 7, 2011, and his participation in our 2011 CIP is set to increase to a target earnings opportunity of 75% of his annual base salary for 2011. On April 19, 2011 the Compensation Committee approved a 2011 bonus equity grant to Mr. Smith under the 2010 LTIP. Mr. Smith was issued an option to purchase 120,000 shares of Common Stock under the 2010 LTIP.

Mr. Ryan’s offer letter was signed and accepted on May 23, 2009. The offer letter states that Mr. Ryan is entitled to an annual base salary of $275,000 payable in equal installments on the 15th and the last day of each month. Under the terms of the offer letter, Mr. Ryan is currently entitled to participate in our CIP with a prorated target earnings opportunity of 50% of his annualized base salary for 2010. Mr. Ryan may also be eligible to participate in our equity incentive plans and is currently provided medical, health and dental insurance coverage for himself and his dependents. Upon commencement of employment, Mr. Ryan received a restricted stock award of 233,333 shares under the 2004 Motricity, Inc. Stock Plan. Mr. Ryan’s offer letter also states that he will be eligible for a “Sale Completion” bonus, should the Company be sold during the term of his employment. However, no Sale Completion bonus is payable if the value of Mr. Ryan’s accelerated vesting of equity and share ownership resulting from the sale is greater than the Sale Completion bonus otherwise payable. Additionally, no sales completion bonus is payable if he is terminated prior to the sale of the Company. The offer letter specifies that Mr. Ryan’s employment is “at will” and can be terminated without cause or notice at any time, but also provides Mr. Ryan will be entitled to severance pay if, as defined in the offer letter, he is terminated without cause or resigns for good reason. Specifically, contingent upon his execution of a release and waiver of claims in favor of the Company, Mr. Ryan will receive his monthly base salary in effect at the time of termination for a period of nine months. The offer letter specifies that, during his employment with us and for nine months thereafter, Mr. Ryan will not engage in specified competitive activities and for two years following his termination of employment he will not solicit our customers or interfere with our business. Mr. Ryan’s offer letter states that he is subject to the terms and conditions of our non-disclosure agreement. Mr. Ryan’s offer letter was amended on May 19, 2010 in connection with the Company’s stock becoming publicly traded for purposes of Section 409A of the Code. On March 22, 2011, the Compensation Committee approved increases in Mr. Ryan’s annual base salary and target earnings opportunity percentage under our CIP and a 2011 bonus equity grant under the 2010 LTIP. Mr. Ryan’s annual base salary will increase to $300,000, effective March 22, 2011, and his participation in our 2011 CIP is set to increase to a target earnings opportunity of 60% of his annual base salary for 2011. In addition, Mr. Ryan was issued a grant of an option to purchase 45,000 shares of Common Stock under the 2010 LTIP.

Non-Disclosure Agreements

In addition to the restrictive covenants contained in their offer letters and employment agreements, each of the named executive officers have agreed to comply with our non-disclosure and non-competition agreement (the “Non-Disclosure Agreement”) on the following terms, respectively:

Name	Employment Document	Non-Disclosure Agreement	Non-Compete	Non-Solicitation Period Length	Intellectual Property Protection
Ryan K. Wuerch	Employment Agreement	Yes	1 Year	2 Years	1 Year
Allyn P. Hebner	Offer Letter	Yes	9 Months	2 Years	1 Year
Richard E. Leigh, Jr.	Offer Letter	Yes	N/A	N/A	N/A
Jim Smith	Offer Letter	Yes	9 Months	9 Months	1 Year
James Ryan	Offer Letter	Yes	9 Months	2 Years	1 Year

Each of the named executive officers also agrees that the remedy of damages for any breach by him of the provisions of either the employment agreement, offer letter or the Non-Disclosure Agreement is inadequate and that we may be entitled to injunctive relief, without posting any bond, and each agrees not to oppose granting of such relief on the grounds that the damages would adequately compensate us.

Potential Payments Upon Termination Without Cause or For Good Reason and without a Change of Control

The following table sets forth quantitative estimates of the benefits that would have accrued to each of our named executive officers if his employment had been terminated without cause or had the employee terminated for good reason on December 31, 2010 and a change of control had not occurred on or prior to that date. Amounts below reflect potential payments pursuant to the amended employment agreements and offer letters for such named executive officers.

Name of Executive Officer	Cash Severance Benefits ($)		Continued Health Benefits ($)	Value of Accelerated Equity Awards ($)(3)	Total ($)
Ryan K. Wuerch	821,866	(1)	—	639,579	1,461,445
Allyn P. Hebner	206,250	(2)	—	870,487	1,076,737
Richard E. Leigh, Jr.	290,000	(2)	10,161	541,640	841,801
Jim Smith	248,998	(2)	10,161	2,011,781	2,270,940
James Ryan	206,250	(2)	—	1,354,078	1,560,328

(1)	Represents one times base salary plus a pro rated bonus based upon target performance.
(2)	Represents severance equal to 12 months of base salary for Mr. Leigh and severance equal to nine months of base salary for each of Messrs. Hebner, Smith and Ryan. See the section captioned “—Employment Agreements” for a description of the severance payable to the named executive officers.
(3)	Represents accelerated vesting of 50% of each named executive officer’s unvested restricted stock, in accordance with the terms of the restricted share grant agreements where 50% of the unvested restricted shares vest upon a termination without cause or for good reason.

Potential Payments Upon Termination Without Cause or for Good Reason in connection with a Change of Control

The following table sets forth quantitative estimates of the benefits that would have accrued to each of our named executive officers if his employment had been terminated without cause or for good reason upon a change of control on December 31, 2010. Amounts below reflect potential payments pursuant to the amended employment agreements and offer letters for such named executive officers.

Name of Executive Officer	Cash Severance Benefits ($)		Continued Health Benefits ($)	Value of Accelerated Equity Awards ($)(3)	Total ($)
Ryan K. Wuerch	1,329,225	(1)	—	1,279,157	2,608,382
Allyn P. Hebner	206,250	(2)	—	1,740,975	1,947,225
Richard E. Leigh, Jr.	290,000	(2)	10,161	1,083,281	1,383,442
Jim Smith	249,000	(2)	10,161	4,023,562	4,282,723
James Ryan	206,250	(2)	—	2,708,156	2,914,406

(1)	Represents two times the sum of (x) his base salary ($450,000) and (y) the average actual annual bonuses received by him over the three-year period prior to the date of his termination ($214,612.50).
(2)	Represents severance equal to 12 months of base salary for Mr. Leigh and severance equal to nine months of base salary for each of Messrs. Hebner, Smith and Ryan. Assumptions on cash severance benefits include a “Sale Completion” bonus based upon the following tables, utilizing a sale price between $100 million and $300 million for each named executive officer, other than Mr. Wuerch. Since no Sale Completion bonus is payable if the value of a named executive officer’s accelerated vesting of equity and share ownership resulting from the sale is greater than the Sale Completion bonus otherwise payable, Messrs. Hebner, Leigh, Smith and Ryan would not receive a Sale Completion bonus.

For	If Sale of Company is	Sale Completion Bonus Value
Allyn P. Hebner	Less than $100 million	Zero Payout

Richard E. Leigh, Jr.	Between $100 million and	$500,000

James Ryan	$300 million

	Greater than $300 million	0.25% of Sale Price

For	If Sale of Company is	Sale Completion Bonus Value
Jim Smith	Less than $100 million	Zero Payout

	Between $100 million and	$750,000

$300 million

	Greater than $300 million	0.65% of Sale Price

For purposes of this chart, a change of control shall be deemed to constitute a Sale under the restricted share agreements.

(3)

Represents accelerated vesting of 100% of each named executive officer’s unvested restricted stock, in accordance with the terms of the restricted share grant agreements where 50% of the unvested restricted shares vest upon a change of control and 50% of the unvested restricted shares vest upon a termination without cause or for good reason. Mr. Wuerch is also entitled to accelerated vesting of 50% of his stock option award, dated March 26,

2010. However, since the exercise price of his stock option award is greater than our stock price on December 31, 2010, the accelerated vesting of this award has no intrinsic value.

The named executive officers do not receive additional benefits upon a termination due to death or disability (with or without a change of control).

Change of Control with Continued Employment

The following table sets forth the quantitative estimates of the benefits to be received by each named executive officer, if a change of control had occurred on December 31, 2010 and each named executive officer continued his employment with the Company.

Name of Executive Officer	Cash Benefit ($) Sale Bonus	Value of Accelerated Equity Awards ($)(1)	Total ($)
Ryan K. Wuerch	—	639,579	639,579
Allyn P. Hebner	—	870,487	870,487
Richard E. Leigh, Jr.	—	541,640	541,640
Jim Smith	—	2,011,781	2,011,781
James Ryan	—	1,354,078	1,354,078

(1)	Represents accelerated vesting of 50% of each named executive officer’s unvested restricted stock, in accordance with the terms of the restricted share grant agreements where 50% of the unvested restricted shares vest upon a change of control.

Director Compensation

To date, we have provided cash compensation to non-employee directors (other than, with respect to the period prior to our initial public offering, directors receiving compensation from and appointed by our principal stockholders, including entities beneficially owned by Carl C. Icahn and funds affiliated with New Enterprises Associates, Inc. and Technology Crossover Ventures) for their services as directors or members of committees of the Board of Directors. We have reimbursed and will continue to reimburse such non-employee directors for their reasonable expenses incurred in attending meetings of our Board of Directors and committees of the Board of Directors.

In accordance with our Compensation Committee Charter, our Compensation Committee has adopted a compensation program for such non-employee directors, or the “Non-Employee Director Compensation Policy.” Pursuant to the Non-Employee Director Compensation Policy for fiscal year 2010 and earlier, each member of our Board of Directors who was not our employee and had not received compensation from, and had not been appointed by, one of our principal stockholders, generally received the following cash compensation for board services, as applicable:

•	$30,000 per year for service as a Board member, paid in equal quarterly installments;

•	$1,000 meeting fee for formal board meetings;

•	$12,500 per year for service as chairperson of the Audit Committee and $7,500 per year for service as chairperson of the Compensation Committee or the Governance and Nominating Committee; and

•

a one time grant of 11,111 stock options upon joining the board to vest 25% on the first anniversary of the date of grant with the remaining portion vesting in pro-rata equal monthly installments over the following three-year period.

As of December 22, 2009, the Compensation Committee had approved and recommended to the Board of Directors, which subsequently approved, board compensation effective for 2010 which provided, among other things, for a grant of 8,000 shares of restricted stock, to vest in three equal installments (on the grant date and the next two anniversaries thereof), upon a director’s initial election to the Board of Directors. Upon commencement of their service to the Board of Directors, each of Mr. Turner and Lady Judge received a grant of 8,000 shares of restricted stock, to vest in three equal installments (on the grant date and the next two anniversaries thereof). On September 28, 2010, the Compensation Committee approved a time frame for annual equity grants for non-employee directors, where annual equity awards are to be made no earlier than on or about May of each year.

On April 4, 2010, the Compensation Committee approved changes and recommended to the Board of Directors, which subsequently approved board compensation effective for 2010 that are deemed to be competitive with the market for non-employee director’s compensation. Such non-employee board members shall receive the following cash compensation: $30,000 annually; the chairperson of the board will receive an additional fee earned of $20,000; the chairperson of each of the Audit Committee and Compensation Committee will receive an additional $15,000 and the chairperson of the Governance and Nominating Committee will receive an additional $10,000. Members of any committee, excluding the chair position, will receive an additional $5,000. In addition, the Compensation Committee approved and recommended to the Board of Directors, which subsequently approved, the granting of restricted stock equal in value to $140,000 to each non-employee director as part of their annual compensation. The Compensation Committee approved and recommended to the Board of Directors, which subsequently approved, the increase of the restricted stock award from $120,000 to $140,000 in value to compensate the non-employee directors for the additional responsibilities associated with the Company’s stock becoming publicly traded.

On April 29, 2011, the Compensation Committee approved and recommended to the Board of Directors, which subsequently approved, the continuation of the compensation as in effect for the non-employee directors through May 1, 2012 as well as two additional components of compensation for 2011, consisting of: a one-time special retainer of $10,000 for non-employee director members of the Strategic Alternatives Committee for their prior service; and a special meeting fee of $1,500 per meeting to non-employee directors for attendance beginning on May 1, 2011 of more than eight meetings of the Board of Directors or eight meetings of any committee on which they serve through April 30, 2012. For purposes of determining special meeting fees, only meetings that exceed thirty minutes in duration will be counted. The non-employee director compensation policy also provides that non-employee directors must own shares of the Company equal to four times their cash retainer within five years of joining our Board of Directors. Subsequent annual grants of equity to such non-employee members of the board, if any, will be made on May 1 of each year in conjunction with the annual meeting of the Company’s stockholders. In accordance with our non-employee director compensation policy, on May 18, 2010, the Compensation Committee recommended that the Board of Directors approve a restricted stock grant equal in value to $140,000 to Mr. Bowden in consideration of his election to the Board of Directors, and a restricted stock grant equal in value to $140,000 to each of Mr. Turner and Lady Judge, respectively, in consideration of their service to the Company, with the number of shares to be granted based on the initial public offering price per share of Common Stock. Such restricted stock awards will vest on the first anniversary of their grant date, subject to accelerated vesting in the event of a “change in control” (as such term is defined in the 2010 LTIP). In addition, on July 5, 2010, the Compensation Committee recommended that the Board of Directors approve a compensation package for each of Hunter Gary, Brett Icahn and Suzanne King, respectively, in consideration of their service to the board and to align their compensation with the other directors, consisting of a cash compensation component in accordance with the non-employee director compensation policy and a restricted stock grant equal in value to $140,000.

Below is a summary table of what our 2010 non-employee board members (other than directors receiving compensation from and appointed by our principal stockholders) have received through December 31, 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Brett Icahn	18,750	114,800		—	—	133,550
Barbara Judge (Thomas)	49,845	268,220	—	—	—	318,065
Brian Turner	51,196	268,220	—	—	—	319,416
Hunter Gary	26,786	114,800	—	—	—	141,586
Suzanne King	24,107	114,800				138,907
Sohail Qadri(1)	—	—	—	—	—	0

(1)	Mr. Qadri resigned from the Board on February 27, 2010 and did not receive compensation as a director for 2010.
(2)	Represents FASB ASC 718 grant date fair value.

All of our directors are eligible to participate in our 2010 LTIP and their compensatory equity grants will be granted under, and subject to the terms of, the 2010 LTIP.

Limitation of Liability and Indemnification Matters

We have entered into separate indemnification agreements with our directors and executive officers, in addition to indemnification provided for in our certificate of incorporation and bylaws. These agreements, among other things, provide for indemnification of our directors and executive officers for expenses, judgments, fines and settlement amounts incurred by this person in any action or proceeding arising out of this person’s services as a director or executive officer or at our request. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers. See the section captioned “Description of Capital Stock—Limitation of Liability and Indemnification” for more information.

Compensation Committee Interlocks and Insider Participation

Hunter C. Gary, Suzanne H. King and Brian Turner served as members of our Compensation Committee in the last fiscal year. None of them is or has at any time been one of our officers or employees. None of our executive officers serves as a member of the Compensation Committee or board of directors of any other entity that has an executive officer serving as a member of our Board of Directors or Compensation Committee.

Mr. Gary is married to Mr. Carl C. Icahn’s wife’s daughter. We have engaged in certain agreements and transactions with entities controlled by Mr. Icahn. First, Koala Holding LP, an affiliate of Mr. Icahn, is party to our Registration Rights Agreement. We also participate in a buying group arrangement with Icahn Sourcing LLC, an affiliate of Mr. Icahn. We do not pay any fees in connection with this arrangement. Koala Holding LP and its affiliates beneficially own approximately 16.6% of Common Stock as of April 27, 2011. See “Item 13. Certain Relationships, Related Transactions and Director Independence” of this Annual Report of Form 10-K/A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 27, 2011, certain information regarding the ownership of Common Stock by (1) each person known to us to beneficially own 5% or more of Common Stock; (2) each of our executive officers and directors; and (3) all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and thus represents voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to applicable community property laws. Shares of Common Stock subject to options or warrants or other convertible securities that are currently exercisable or exercisable within 60 days of April 27, 2011 are deemed to be outstanding and to be beneficially owned by the person holding the options or warrants or other convertible securities for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The percentage of shares beneficially owned is based upon 46,335,888 shares of Common Stock outstanding as of April 27, 2011. Unless otherwise noted, the address of each stockholder is c/o of Motricity, Inc., 601 108th Avenue Northeast, Suite 800, Bellevue, Washington 98004.

Name	Number of Shares Beneficially Owned	Percentage of Outstanding Shares
Entities affiliated with Carl C. Icahn(1)	7,873,373	16.6%
Funds affiliated with Technology Crossover Ventures.(2)	1,749,071	3.8
Directors and Named Executive Officers:
Ryan K. Wuerch(3)	1,340,909	2.9
Jim Smith(4)	210,060	*
Allyn P. Hebner(5)	100,621	*
Richard E. Leigh, Jr.(6)	55,802	*
James Ryan(7)	140,652	*
Hunter C. Gary(8)	14,000	*
Brett C. Icahn(9)	18,902	*
Lady Barbara Judge(10)	22,000	*
Suzanne H. King(11)	14,700	*
Brian Turner(12)	22,000	*
All directors and executive officers as a group (10 persons)	1,939,646	4.2%

*	Less than 1%
(1)	Includes (a) 962,763 shares issuable upon exercise of warrants and 5,782,039 shares held by Koala Holding LP; (b) 128,571 shares issuable upon exercise of a warrant held by Icahn Enterprises, L.P. (formerly known as American Real Estate Partners, L.P.) and (c) 1,000,000 shares held by High River Limited Partnership. Koala Holding LP, Icahn Enterprises, L.P. and High River Limited Partnership are entities controlled by Carl C. Icahn. As such, Mr. Icahn has indirect voting and investment power over these shares and therefore is deemed to beneficially own these shares.
(2)

Includes (a) 1,716,712 shares held by TCV V, L.P. and (b) 32,359 shares held by TCV V Member Fund, L.P. (collectively, the “TCV Funds”). The sole General Partner of TCV V, L.P. and a General Partner of TCV Member Fund, L.P. is Technology Crossover Management V, L.L.C. (“TCM V”). The investment activities of TCM V are managed by Jay C. Hoag, Richard H. Kimball, John L. Drew, William J.G. Griffith, IV, and Jon Q.

Reynolds Jr. (collectively, the “TCM Members”), each of whom possess shared voting and dispositive power over the shares beneficially owned by the TCV Funds. TCM V and the TCM Members disclaim beneficial ownership of any shares held by the TCV Funds except to the extent of their respective pecuniary interests therein.

(3)	Includes 399,749 shares issuable upon exercise of options, 51,663 shares of restricted stock (see the section captioned “Executive Compensation—Long-Term Equity-Based Compensation” and footnote 3 to the “Outstanding Equity Awards at 2010 Fiscal Year End” table for a description of the vesting of Mr. Wuerch’s restricted stock), and 316,577 shares held by Ryan K. Wuerch; 35,898 shares held by his wife, Shawntel Wuerch; 395,486 shares held by Ryan and Shawntel Wuerch Community Property; 70,768 shares held in trust for the benefit of Mr. Wuerch, for which Mr. Wuerch serves as trustee; and 70,768 shares held in trust for the benefit of Mrs. Wuerch, for which Mrs. Wuerch serves as trustee.
(4)	Includes 191,671 shares of restricted stock (see the section captioned “Executive Compensation—Long-Term Equity-Based Compensation” for a description of the vesting of the restricted stock) and 18,389 shares of Common Stock.
(5)	Includes 83,335 shares of restricted stock (see the section captioned “Executive Compensation—Long-Term Equity-Based Compensation” for a description of the vesting of the restricted stock) and 17,286 shares of Common Stock.
(6)	Includes 50,002 shares of restricted stock (see the section captioned “Executive Compensation—Long-Term Equity-Based Compensation” for a description of the vesting of the restricted stock) and 5,800 shares of Common Stock.
(7)	Includes 131,252 shares of restricted stock (see the section captioned “Executive Compensation—Long-Term Equity-Based Compensation” for a description of the vesting of the restricted stock) and 9,400 shares of Common Stock.
(8)	All 14,000 shares are restricted stock. See the section captioned “Executive Compensation—Long-Term Equity-Based Compensation” for a description of the vesting of the restricted stock.
(9)	Includes 14,000 shares of restricted stock (see the section captioned “Executive Compensation—Long-Term Equity-Based Compensation” for a description of the vesting of the restricted stock), 4,696 shares of Common Stock, and 206 shares of Common Stock issuable upon exercise of a warrant.
(10)	Includes 19,333 shares of restricted stock (see the section captioned “Executive Compensation—Long-Term Equity-Based Compensation” for a description of the vesting of the restricted stock) and 2,667 shares of Common Stock.
(11)	Includes 14,000 shares of restricted stock (see the section captioned “Executive Compensation—Director Compensation” for a description of the vesting of the restricted stock) and 700 shares of Common Stock.
(12)	Includes 19,333 shares of restricted stock (see the section captioned “Executive Compensation—Long-Term Equity-Based Compensation” for a description of the vesting of the restricted stock) and 2,667 shares of Common Stock.

Item 13.	Certain Relationships, Related Transactions and Director Independence.

Registration Rights Agreement

In October 2007, in connection with our Series I financing, we entered into an amended and restated registration rights agreement with certain of our significant stockholders including funds affiliated with Advanced Equities, Inc., Technology Crossover Ventures and New Enterprise Associates, Inc., and Koala Holding LP, an entity beneficially owned by Carl C. Icahn. The then-existing registration rights agreement had been amended to include registration rights for investors in our preferred stock financings prior to 2007.

At any time, the holders of a majority of the registrable securities then outstanding may demand that we register all or a portion of their registrable securities under the Securities Act. “Registrable securities” means shares of Common Stock acquired directly by an investor, shares of Common Stock issued upon conversion or redemption of shares of our preferred stock, and shares of Common Stock issued as a dividend or distribution on our common or preferred stock. Upon a demand for registration, we are obligated to provide notice to certain stockholders of the demand for registration and, upon notice to us, such stockholder may participate in the registration. These holders are entitled to two demand registrations under the terms of the registrations rights agreement, provided that the aggregate value of the registrable shares is at least $10 million.

The registration rights agreement also provides holders of registrable securities with the right to participate in any registration of securities that we initiate for our own account with certain limited exceptions. If we propose to file a registration in connection with a public offering of securities we must provide notice to the holders of registrable securities and use our best efforts to include such number of securities as the holders of registrable securities request in writing within 20 days of such notice. If the registration is an underwritten offering, the underwriters may, if they determine it necessary for certain specified reasons, exclude some or all such registrable securities from such registration.

After we become eligible to use Form S-3, the holders of registrable securities shall have the right to request registration on Form S-3 provided that the aggregate value of the registrable shares to be filed on such Form S-3 is at least $10 million. Upon such a demand for registration, we will be obligated to provide notice to certain stockholders of the demand for registration on Form S-3 and, upon notice to us, such stockholder may participate in the registration. These holders are entitled to two demand registrations on Form S-3 under the terms of the registrations rights agreement.

In connection with any registration affected pursuant to the terms of the registration rights agreement, we will be required to pay all of the fees and expenses incurred in connection with such registration. However, the underwriting discounts and selling commissions (if any) payable in respect of registrable securities included in any registration will be paid by the persons who include such registrable securities in any such registration. The registration rights agreement also contains customary cross-indemnification provisions.

The registration rights under the registration rights agreement shall expire on the earlier of (a) seven years following the closing of our initial public offering and (b) such time as the holder of registrable securities may sell all of its securities pursuant to Rule 144.

Relocation Arrangements

In connection with the relocation of our corporate headquarters to Bellevue, Washington, in 2008, we arranged for the purchase of Ryan K. Wuerch’s Raleigh, North Carolina residence by a third-party relocation service company at an appraised market value of approximately $2.0 million. In July 2009, in connection with the relocation of our President and Chief Operating Officer, Jim Smith, to Bellevue, we arranged for the purchase of Mr. Smith’s Arlington, Virginia residence by a third-party relocation service company at an appraised market value of $1.2 million. Under these arrangements, we were responsible for the mortgage and all costs associated with the homes, including taxes, insurance, utilities, maintenance, repairs and improvements, until such time as they were sold. Additionally, we were responsible for any loss realized by the third-party relocation firm on the ultimate resale of the homes. In November 2009, Mr. Smith’s former residence was sold for net proceeds of $0.9 million. In March 2010, Mr. Wuerch’s former residence was sold for net proceeds of $1.2 million.

Arrangement with Icahn Sourcing LLC

Icahn Sourcing LLC (“Icahn Sourcing”) is an entity formed and controlled by Carl C. Icahn in order to leverage the potential buying power of a group of entities which Mr. Icahn either owns or with which he otherwise has a relationship in negotiating with a wide range of suppliers of goods, services, and tangible and intangible property. We are a member of this buying group and, as such, are afforded the opportunity to purchase goods, services and property from vendors with whom Icahn Sourcing has negotiated rates and terms. In return, Icahn Sourcing may disclose certain information to the vendors regarding our historic usage and future needs with respect to particular goods and services. Icahn Sourcing does not guarantee that we will purchase any goods, services or property from any such vendors and we are under no legal obligation to do so. Our agreement with Icahn Sourcing specifies no fees will be paid by either party to the other with respect to the buying group arrangement and that we may terminate our participation in the arrangement at any time. We have purchased a variety of goods and services as a member of the buying group at prices and on terms that we believe are more favorable than those which would be achieved on a stand-alone basis.

Series H Preferred Stock

The terms of our Series H preferred stock had provided that any shares of the Series H preferred stock that remained outstanding as of August of 2011 would then be subject to redemption at the holders’ election. Under those terms, depending on the number of shares, if any, of Series H preferred stock remained outstanding at August 2011, we may have needed to provide up to approximately $52 million to the holders electing redemption at that time. In order to enhance our financial flexibility, our Board of Directors determined that it was in the best interests of the Company and our stockholders to negotiate an extension of the date holders may require such a redemption of their Series H preferred stock. Our chief executive officer, Ryan Wuerch, and Carl C. Icahn, owner of a majority of the Series H preferred stock, negotiated the revised terms, which were approved by a majority of the disinterested directors of our board. Under the revised terms, the Series H preferred stock generally would not be subject to redemption at the election of the holder prior to August 2013. In addition, a forced conversion feature was added that provided that the Series H preferred stock would convert at our option into shares of Common Stock if the average closing price over a 90-day period of Common Stock was $21.99 per share or higher. In consideration of these revisions a 8% pay-in-kind (non-cash) dividend was also provided, which our Board of Directors concluded was reasonable given the enhanced financial flexibility provided by the revised terms. On January 3, 2011, all remaining shares of our Series H preferred stock were, at our option, converted into shares of Common Stock.

Sale of Shares to Mr. Carl C. Icahn

Entities affiliated with Mr. Carl C. Icahn purchased 1,000,000 shares of our common stock directly from us in connection with our initial public offering at $9.30 per share which reflects the initial public offering price of $10.00 per share less the underwriting discount of $0.70 per share. Immediately after the initial public offering, entities controlled Mr. Carl C. Icahn beneficially owned approximately 19.1% of our common stock.

Corporate Opportunities Waiver

In order to address potential conflicts of interest between us and the funds affiliated with New Enterprise Associates, Inc. and Technology Crossover Ventures, and Koala Holding LP, and any person or entity affiliated with these investors (each, an “Exempted Investor”), our amended and restated certificate of incorporation contains provisions regulating and defining the conduct of our affairs after the completion of our initial public offering as they may involve each Exempted Investor and its officers, directors or employees, and our powers, rights, duties and liabilities and those of our officers, directors and stockholders in connection with our relationship with each such investor.

Our amended and restated certificate of incorporation provides that no Exempted Investor is under any duty to present any corporate opportunity to us which may be a corporate opportunity for such Exempted Investor or any officer, director or employee thereof and us and each Exempted Investor or any officer, director or employee thereof will not be liable to us or our stockholders for breach of any fiduciary duty as our stockholder or director by reason of the fact that such Exempted Investor pursues or acquires that corporate opportunity for itself, directs that corporate opportunity to another person or does not present that corporate opportunity to us. For purposes of our certificate of incorporation, “corporate opportunities” include business opportunities that we are financially able to undertake, that are, from their nature, in our line of business, are of practical advantage to us and are ones in which we have an interest or a reasonable expectancy, and in which, by embracing the opportunities, the self-interest of each Exempted Investor or its officers or directors will be brought into conflict with our self-interest. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock will be deemed to have consented to these provisions of our amended and restated certificate of incorporation.

Policies and Procedures for Related Party Transactions

Our Audit Committee Charter requires the Audit Committee to review and approve in advance any proposed related party transactions. We require our directors and executive officers to report any potential related party transactions. As required under SEC rules, transactions that are determined to be directly or indirectly material to the company or a related person will be disclosed in our periodic filings as appropriate.

Our Board of Directors has adopted a statement of policy regarding transactions with related persons, which we refer to as our “related person policy.” Our related person policy requires that a “related person” (any party satisfying the definition of such term as defined as in paragraph (a) of Item 404 of Regulation S-K in the previous three years) must promptly disclose to our general counsel any “related person transaction” (defined as any transaction that is reportable by us under Item 404(a) of Regulation S-K in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest) and all material facts with respect thereto. Our general counsel will then promptly communicate that information to our Board of Directors. No related person transaction will be consummated or will continue without the approval or ratification of our Board of Directors. In determining whether to approve or ratify a related party transaction, our Board of Directors will take into account, among other factors it deems appropriate, whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction. It is our policy that directors interested in a related person transaction will recuse themselves from any vote of a related person transaction in which they have an interest.

Director Independence

The Board of Directors has determined that each director, other than Mr. Wuerch, is an independent director, as such term is defined in the corporate governance rules of the NASDAQ Stock Market, constituting a majority of independent directors on our Board of Directors as required by the NASDAQ Stock Market rules. In considering independence, the Board of Directors considered, in addition to relationships disclosed under “Item 13 - Certain Relationships, Related Transactions and Director Independence,” (i) Ms. King’s position with New Enterprises Associates, Inc. (“NEA”), her interest in investment funds affiliated with NEA, and such funds’ interest in companies that conduct business with the Company, (ii) Mr. Gary’s relationships with entities controlled by Mr. Carl Icahn described under “Directors, Executive Officers and Corporate Governance” and that Mr. Gary is married to Mr. Carl Icahn’s wife’s daughter, and (iii) Mr. Brett Icahn’s relationships with entities controlled by Mr. Carl Icahn described under “Directors, Executive Officers and Corporate Governance” and that Mr. Brett Icahn is the son of Mr. Carl Icahn. On February 9, 2011, Mr. Jeffrey Bowden resigned from the Board of Directors, effective February 16, 2011. Mr. Bowden’s independence was therefore not considered.

Audit Committee

The Audit Committee consists of three members: Mr. Gary, Ms. King and Mr. Turner, each of whom is a non-employee member of our Board of Directors. Mr. Turner is the chairperson of our Audit Committee. Our Board of Directors has affirmatively determined that Mr. Gary, Mr. King and Mr. Turner meet the definition of “independent directors” for purposes of serving on an audit committee under applicable SEC and the NASDAQ Stock Market rules.

Compensation Committee

The Compensation Committee consists of three members: Mr. Gary, Lady Judge and Mr. Turner, each of whom is a non-employee member of our Board of Directors. Mr. Gary is the chairperson of our Compensation Committee. Our Board of Directors has affirmatively determined that Mr. Gary, Lady Judge and Mr. Turner meet the definition of “independent directors” for purposes of serving on a compensation committee under applicable SEC and the NASDAQ Stock Market rules.

Governance and Nominating Committee

The Governance and Nominating Committee consists of four members: Mr. Icahn, Lady Judge, Ms. King and Mr. Turner, each of whom is a non-employee member of our Board of Directors. Ms. King is the chairperson of our Governance and Nominating Committee. Our Board of Directors has affirmatively determined that Mr. Icahn, Lady Judge, Ms. King and Mr. Turner meet the definition of independent directors for purposes of serving on a governance and nominating committee under applicable SEC and the NASDAQ Stock Market rules.

Item 14.	Principal Accountant Fees and Services.

Principal Accounting Firm

PricewaterhouseCoopers acted as the Company’s independent auditor in 2010 and 2009 and PricewaterhouseCoopers is expected to serve as the Company’s independent auditor for 2011.

Audit Fees

During the years ended December 31, 2010 and 2009, we incurred fees and related expenses for professional services rendered by PricewaterhouseCoopers relating to the audit and review of the financial statements of the respective years totaling approximately $1.63 million and $186,000, respectively. “Audit Fees” included fees for professional services and expenses relating to the reviews of our quarterly financial statements for the quarters ended June 30, 2010 and September 30, 2010 on Form 10-Q and the audit of our annual financial statements and our Annual Report on Form 10-K for the fiscal year 2010. “Audit Fees” for the year ended December 31, 2010, also include fees relating to the procedures relating to our Form S-1 and Form S-8 filings with the U.S. Securities and Exchange Commission. For the year ended December 31, 2009, “Audit Fees” included fees for professional services and expenses relating to the audit of our annual financial statements for the fiscal year 2009.

Audit-Related Fees

We incurred fees to PricewaterhouseCoopers of approximately $4,000 during the year ended December 31, 2009 related to accounting research software.

Tax Fees

None.

All Other Fees

None.

Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures for the pre-approval of audit and non-audit services rendered by our independent auditor, PricewaterhouseCoopers. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of our Audit Committee’s approval of the scope of the engagement of the independent auditor. All audit-related and tax services for fiscal years 2010 and 2009 were pre-approved by the Audit Committee of the Company.

The Audit Committee has determined that the rendering of the services, other than the audit services, by PricewaterhouseCoopers, is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)

(1) Financial Statements

See Part II—Item 8. Financial Statements and Supplementary Data on our Form 10-K filed on February 28, 2011.

(2) Financial Statement Schedules

All financial statement schedules have been omitted because the required information is either included in the financial statements or the notes thereto or is not applicable.

(3) Exhibits

The exhibits listed in the Exhibit Index at the end of this report are filed as Exhibits to this Amendment No. 1 on Form 10-K/A and are meant to supplement the Exhibits listed and/or filed in the Registrant’s Annual Report of Form 10-K filed on February 28, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Bellevue, state of Washington, on May 2, 2011.

MOTRICITY, INC.

By:	/s/ Ryan K. Wuerch
Ryan K. Wuerch Chief Executive Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Ryan K. Wuerch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Allyn P. Hebner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.