Form 10-Q
period 2011-03-31
MOTRICITY INC
filed 2011-05-05
CIK 1336691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 2, 2011 there were 46,387,583 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Motricity, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$61,591	$78,519
Restricted short-term investments	—	335
Accounts receivable, net of allowance for doubtful accounts of $482 and $446, respectively	38,244	29,438
Prepaid expenses and other current assets	6,172	6,698

Total current assets	106,007	114,990
Property and equipment, net	25,658	24,339
Goodwill	74,658	74,658
Intangible assets, net	18,821	17,693
Other assets	855	134

Total assets	$225,999	$231,814

Liabilities, redeemable preferred stock and stockholders’ equity
Current liabilities
Accounts payable	$21,411	$15,657
Accrued compensation	5,887	13,666
Accrued expenses	632	1,165
Deferred revenue, current portion	475	746
Other current liabilities	1,695	981

Total current liabilities	30,100	32,215
Deferred revenue, net of current portion	14	131
Deferred tax liability	5,770	5,328
Other noncurrent liabilities	695	714

Total liabilities	36,579	38,388

Redeemable preferred stock	—	49,862

Stockholders’ equity
Common stock, $0.001 par value; 625,000,000 shares authorized; 43,058,886 and 40,721,754 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	43	41
Additional paid-in capital	519,375	467,565
Accumulated deficit	(330,229)	(324,088)
Accumulated other comprehensive income	231	46

Total stockholders’ equity	189,420	143,564

Total liabilities, redeemable preferred stock and stockholders’ equity	$225,999	$231,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motricity, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share data and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue
Managed services	$23,753	$20,881
Professional services	8,461	8,199

Total revenues	32,214	29,080

Operating expenses
Direct third-party expenses	4,690	1,305
Datacenter and network operations, excluding depreciation	7,013	8,034
Product development and sustainment, excluding depreciation	6,465	8,182
Sales and marketing, excluding depreciation	4,187	3,655
General and administrative, excluding depreciation	6,663	5,264
Depreciation and amortization	4,373	3,041
Acquisition transaction and integration costs	4,072	—
Restructuring	341	407

Total operating expenses	37,804	29,888

Operating loss	(5,590)	(808)

Other income (expense), net
Other expense	(2)	(258)
Interest and investment income, net	26	—

Other income (expense), net	24	(258)

Loss, before income tax	(5,566)	(1,066)
Provision for income taxes	575	467

Net loss	(6,141)	(1,533)
Accretion of redeemable preferred stock	—	(6,228)
Series D1 preferred stock dividends	—	(172)

Net loss attributable to common stockholders	$(6,141)	$(7,933)

Net loss per share attributable to common stockholders—basic and diluted	$(0.15)	$(1.38)

Weighted-average common shares outstanding—basic and diluted	42,286,133	5,753,047

Depreciation and amortization by function
Datacenter and network operations	$2,603	$1,992
Product development and sustainment	1,074	428
Sales and marketing	574	524
General and administrative	122	97

Total depreciation and amortization	$4,373	$3,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motricity, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data and per share amounts)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2009	7,338,769	$17,393	7,633,786	$115	$—	$(306,443)	$114	$(288,821)

Other comprehensive loss:
Net loss	—	—	—	—	—	(7,015)	—	(7,015)
Foreign currency translation adjustment	—	—	—	—	—	—	(68)	(68)

Other comprehensive loss								(7,083)

Conversion of preferred stock to common stock	(7,338,769)	(17,393)	725	1	17,393	—	—	1
Conversion of redeemable preferred stock to common stock	—	—	26,163,440	26	380,497	—	—	380,523
Sale of common stock, net of issuance costs of $7,318	—	—	6,000,000	6	48,482	—	—	48,488
Conversion of redeemable preferred stock warrants to common stock warrants	—	—	—	—	1,463	—	—	1,463
Restricted stock activity	—	—	(12,728)	—	(2,730)	—	—	(2,730)
Exercise of common stock options and warrants	—	—	936,531	2	1,706	—	—	1,708
Reverse stock split	—	—	—	(109)	109	—	—	—
Stock-based compensation expense	—	—	—	—	22,976	—	—	22,976
Accretion of redeemable preferred stock	—	—	—	—	(1,463)	(10,630)	—	(12,093)
Series H redeemable preferred stock dividend	—	—	—	—	(868)	—	—	(868)

Balance as of December 31, 2010	—	—	40,721,754	41	467,565	(324,088)	46	143,564

Other comprehensive loss:
Net loss	—	—	—	—	—	(6,141)	—	(6,141)
Foreign currency translation adjustment	—	—	—	—	—	—	185	185

Other comprehensive loss								(5,956)

Conversion of redeemable preferred stock to common stock	—	—	2,348,181	2	49,861	—	—	49,863
Restricted stock activity	—	—	(26,072)	—	(342)	—	—	(342)
Exercise of common stock options and warrants	—	—	15,023	—	147	—	—	147
Stock-based compensation expense	—	—	—	—	2,144	—	—	2,144

Balance as of March 31, 2011	—	$—	43,058,886	$43	$519,375	$(330,229)	$231	$189,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motricity, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(6,141)	$(1,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,373	3,041
Stock-based compensation expense	2,144	505
Deferred tax liability	442	467
Change in fair value of redeemable preferred stock warrants	—	260
Loss on disposition of assets held for sale	—	407
Other non-cash adjustments	32	12
Changes in operating assets and liabilities
Accounts receivable	(8,842)	355
Prepaid expenses and other assets	(195)	269
Other long-term assets	—	1,107
Accounts payable and accrued expenses	(5,245)	(6,046)
Deferred revenue	(388)	(6,872)

Net cash used in operating activities	(13,820)	(8,028)

Cash flows from investing activities
Purchase of property and equipment	(1,533)	(1,186)
Capitalization of software development costs	(2,193)	(1,162)
Proceeds of assets held for sale	—	1,199

Net cash used in investing activities	(3,726)	(1,149)

Cash flows from financing activities
Proceeds from exercise of common stock options	147	2
Decrease in restricted short-term investments	335	—
Prepaid offering costs	—	(1,334)

Net cash provided by (used in) financing activities	482	(1,332)

Effect of foreign currency	136	(28)

Net decrease in cash and cash equivalents	(16,928)	(10,537)
Cash and cash equivalents at beginning of period	78,519	35,945

Cash and cash equivalents at end of period	$61,591	$25,408

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

On June 23, 2010, we completed our offering of 6,000,000 shares of common stock in an initial public offering. 5,000,000 shares of common stock were sold at a per share price of $10.00 and 1,000,000 shares of common stock were sold directly to entities affiliated with Mr. Carl C. Icahn for a per share price of $10.00 less discounts and commissions, resulting in net proceeds of approximately $48,500. At the closing of the IPO, 303.9 million shares of redeemable preferred stock (Series A, B, C, D, E, F, G and I) were converted into 25.3 million shares of common stock and 7.3 million shares of Series D1 preferred stock were converted into 0.7 million shares of common stock. Series H redeemable preferred stock was the only class of preferred stock outstanding as of December 31, 2010. On January 3, 2011, all outstanding and accrued shares of Series H redeemable preferred stock were converted into 2,348,182 shares of common stock.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Motricity, Inc. annual report filed on Form 10-K for the year ended December 31, 2010.

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

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year or for any other period.

Self Insurance

Effective January 1, 2011, we self-insure for certain employee health and welfare-related benefit claims in the United States. We estimate a liability for aggregate claims below stop-loss coverage limits based on claim estimates of the ultimate costs to be incurred to settle known and unknown claims as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors including historical trends, actuarial assumptions, changes in covered employees and economic conditions. This liability could be affected if future occurrences and claims differ materially from these assumptions and historical trends. As of March 31, 2011, an accrual of $332 related to estimated claims was included in other current liabilities.

Fair Value of Financial Instruments

As of March 31, 2011 and December 31, 2010, we had $61,591 and $78,519 of cash and cash equivalents, respectively, and $0 and $335 of restricted short-term investments, respectively. As of March 31, 2011 and December 31, 2010, cash equivalents were comprised of money market funds totaling $53,418 and $58,970, respectively. Restricted short-term investments were evaluated using quoted market prices (Level 1) to determine their fair value. In addition, the carrying amount of certain financial instruments, including accounts receivable, accounts payable and accrued expenses approximates fair value due to their short maturities.

Motricity, Inc.

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except share data and per share amounts)

(unaudited)

Prior to our IPO in June 2010, the freestanding warrants that were related to our redeemable preferred stock were classified as liabilities and due to the lack of availability of observable market quotes for these securities, the fair value was estimated based on a Black-Scholes valuation model which utilized inputs based on management estimates. Significant inputs to the valuation are unobservable in the active markets and are classified as Level 3. The increase in the Level 3 securities of $260 for the three months ended March 31, 2010 was due primarily to changes in the estimated fair value of the Company’s stock. The change in the fair value was recorded within Other income (expense). As a result of the conversion of the redeemable preferred stock in conjunction with the IPO, all freestanding warrants that were classified as liabilities have been exercised or converted into common stock warrants. As of March 31, 2011, we have no Level 3 securities. There were no transfers between levels in the fair value hierarchy during the three months ended March 31, 2011 or March 31, 2010.

Recent Accounting Pronouncements

There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

3.	Restructuring

In 2007, we acquired InfoSpace Mobile. As a result of the subsequent integration activities, we elected to move our corporate headquarters from Durham, North Carolina to Bellevue, Washington and eliminate redundant functions and positions. We incurred expenses to relocate certain employees and the functions of headquarters to the Bellevue location. The three months ended March 31, 2010 includes $407 of restructuring charges related to a loss on the sale of the Chief Executive Officer’s home due to the relocation of our headquarters. See Note 6, “Related Party Transactions” for additional information regarding the purchase of the home in 2008.

In anticipation of the synergies associated with our acquisition of Adenyo, Inc, completed on April 14, 2011, we initiated our restructuring plan in Europe in February 2011. The condensed consolidated statement of operations for the three months ended March 31, 2011 includes $341 of restructuring charges for involuntary termination benefits related to the elimination of redundant functions and positions. Involuntary termination benefits that have been committed to but not yet paid, are included in Accrued compensation on the consolidated balance sheets. We expect to pay these benefits in the second quarter of 2011.

4.	Redeemable Preferred Stock

As of December 31, 2010, there were 20,654,886 shares of Series H redeemable preferred stock outstanding. The Series H redeemable preferred stock was convertible at the option of the holders thereof into common stock at a rate of approximately 0.112 shares of common stock for each share of Series H redeemable preferred stock. Although, if the average closing price over a 90-day period was $21.99 per common share or higher, Series H redeemable preferred stock was convertible at our option into shares of our common stock at the then applicable conversion rate.

On December 29, 2010, we gave notice to the stockholders of the Series H redeemable preferred stock of our election to cause a mandatory conversion, whereby all shares of Series H preferred stock would be converted to common stock on January 3, 2011. As the average closing price of our common stock was higher than $21.99 per common share during the 90-day period prior to December 29, 2010, the mandatory conversion was allowed in accordance with the Restated Certificate of Incorporation of Motricity, Inc.

On January 3, 2011, all outstanding and accrued shares of Series H redeemable preferred stock were converted into 2,348,182 shares of common stock.

5.	Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders has been computed based on net loss and the weighted-average number of common shares outstanding during the applicable period. We calculate potentially dilutive incremental shares issuable using the treasury stock method and the if-converted method, as applicable. The treasury stock method assumes that the proceeds received from the exercise of stock options and warrants, as well as stock option and restricted stock expense yet to be recorded for unvested shares would be used to repurchase common shares in the market at the average stock price during the period. We have excluded options to purchase common stock, restricted stock, preferred stock and warrants to purchase common and redeemable preferred stock, as the potentially issuable shares covered by these securities are antidilutive. In addition, redeemable preferred stock has also been excluded from the three months ended March 31, 2010 because its conversion into common stock could

Motricity, Inc.

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except share data and per share amounts)

(unaudited)

not be determined without an initial public offering price or liquidation factor. The following table presents the antidilutive securities not included in net loss attributable to common stockholders:

	Three Months Ended March 31,
	2011	2010
Options to purchase common stock	2,254,754	1,178,706
Restricted stock	872,409	1,984,998
Preferred stock	—	10,876,759
Warrants to purchase common stock	2,143,846	2,973,911
Warrants to purchase redeemable preferred stock and common stock	—	292,198
Warrants to purchase redeemable preferred stock	—	8,919,591

Total securities excluded from net loss per share attributable to common stockholders	5,271,009	26,226,163

6.	Related Party Transactions

During 2008, in connection with the relocation of our headquarters to Bellevue, Washington, we paid a relocation services company to purchase, on our behalf, the Chief Executive Officer’s home in North Carolina for $1,983, plus administrative fees. As a result of market conditions, we recorded restructuring charges of $342 in 2008 and $203 in 2009 related to the home. In March 2010, the home was sold for net proceeds of $1,199, and a loss on the sale of $407 was recorded as restructuring expense.

7.	Subsequent Events

Acquisition of Adenyo, Inc.

On April 14, 2011, we acquired substantially all of the assets of Adenyo Inc. (“Adenyo”) and its subsidiaries and assumed certain of Adenyo’s liabilities (including those of its subsidiaries) (the “Acquisition”), pursuant to an Arrangement Agreement (the “Arrangement Agreement”), dated as of March 12, 2011, by and among Adenyo Inc., 7761520 Canada Inc., Motricity Inc. and the other parties thereto. The assets include, without limitation, Adenyo’s interest in a subsidiary, equipment, software, accounts receivable, licenses, intellectual property, customer and supplier lists, and contractual rights. Adenyo is a mobile marketing, advertising and analytics solutions provider with operations in the United States, Canada and France. This acquisition will expand our market opportunity and strengthen our position as the leading mobile internet platform for the monetization of content and data. With Adenyo’s mobile advertising, marketing and analytics technology, we will be well positioned to capitalize on the exponential growth in our industry.

We paid approximately $49.1 million in cash and issued 3,277,002 shares of common stock, with a fair market value of $43.4 million, as consideration for the Acquisition. The cash consideration includes $1.0 million placed in escrow, a portion of which may be refundable based on the completion of the working capital calculation 90 days from the closing of the Acquisition. In addition to these amounts paid, Adenyo will be entitled to receive up to an additional $50 million pursuant to a contingent earn-out. The earn-out consideration will be payable in cash, shares of the Company’s common stock, or a mix of both, at our discretion, and any shares will be valued based on a 10-day average closing price prior to their issuance. The amount of contingent earn-out consideration that will be payable will be determined by whether Adenyo meets certain non-GAAP based revenue and EBITDA (as such terms are defined in, and calculated pursuant to the Arrangement Agreement) targets, during the first full twelve calendar months following the closing of the Acquisition. We are currently evaluating the purchase price allocation following the consummation of the transaction. It is not practicable to disclose the preliminary purchase price allocation or unaudited pro forma combined financial information given the short period of time between the acquisition date and the issuance of these consolidated financial statements.

Extension of Credit Facility

On April 11, 2011 we extended our existing revolving credit facility to mature on August 13, 2011 and revised certain financial covenants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere herein and with our annual report filed on Form 10-K for the year ended December 31, 2010. Unless otherwise noted, all dollar amounts are in thousands.

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

The Company, through its senior management, may from time to time make “forward looking statements” about matters described herein or other matters concerning the Company. You should consider our forward-looking statements in light of the risks and uncertainties that could cause the Company’s actual results to differ materially from those which are management’s current expectations or forecasts. See “Risk Factors” in our annual report filed on Form 10-K for the year ended December 31, 2010, for further discussion.

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

On April 14, 2011, we acquired substantially all of the assets of Adenyo Inc. (“Adenyo”) and its subsidiaries and assumed certain of Adenyo’s liabilities (including those of its subsidiaries) (the “Acquisition”), pursuant to an Arrangement Agreement (the “Arrangement Agreement”), dated as of March 12, 2011, by and among Adenyo Inc., 7761520 Canada Inc., Motricity Inc. and the other parties thereto. The assets include, without limitation, Adenyo’s interest in a subsidiary, equipment, software, accounts receivable, licenses, intellectual property, customer and supplier lists, and contractual rights. Adenyo is a mobile marketing, advertising and analytics solutions provider with operations in the United States, Canada and France. This acquisition will expand our market opportunity and strengthen our position as the leading mobile internet platform for the monetization of content and data. With Adenyo’s mobile advertising, marketing and analytics technology, we will be well positioned to capitalize on the exponential growth in our industry.

We paid approximately $49.1 million in cash and issued 3,277,002 shares of common stock, with a fair market value of $43.4 million, as consideration for the Acquisition. The cash consideration includes $1.0 million placed in escrow, a portion of which may be refundable based on the completion of the working capital calculation 90 days from the closing of the Acquisition. In addition to these amounts paid, Adenyo will be entitled to receive up to an additional $50 million pursuant to a contingent earn-out. The earn-out consideration will be payable in cash, shares of the Company’s common stock, or a mix of both, in our discretion, and any shares will be valued based on a 10-day average closing price prior to their issuance. The amount of contingent earn-out consideration that will be payable will be determined by whether Adenyo meets certain non-GAAP based revenue and EBITDA (as such terms are defined in, and calculated pursuant to the Arrangement Agreement) targets, during the first full twelve calendar months following the closing of the Acquisition.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions and in certain cases the difference may be material. Our critical accounting policies are available in Item 8 of the Annual Report on Form 10-K for the period ended December 31, 2010. There have not been any significant changes with respect to these policies during the period covered by this Quarterly Report on Form 10-Q.

Results of Operations

Total revenues

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Managed services	$23,753	$20,881	$2,872	13.8
Professional services	8,461	8,199	262	3.2

Total revenues	$32,214	$29,080	$3,134	10.8

Total revenues for the three months ended March 31, 2011 increased $3.1 million, or 10.8%, compared to the corresponding 2010 period. Managed services revenue accounted for 74% and 72% of our revenues for the three month periods ended March 31, 2011 and 2010, respectively, while professional services accounted for 26% and 28%, respectively. Professional services revenue for the three month period ended March 31, 2011 reflects the large solution customization and implementation projects for XL and Celcom, whereas professional services revenue for the same period in 2010 primarily reflected services provided to Verizon Wireless. Our professional services revenue can vary significantly from period to period due to the timing of large customization and implementation projects. Managed services revenue increased $2.9 million, or 13.8% for the three month period primarily due to services provided to AT&T and Sprint. Variable user- and transaction-based fees made up approximately 57% and 52% of our managed services revenue for the three months ended March 31, 2011 and 2010, respectively. The increase in variable user- and transaction-based fees in the 2011 period is primarily related to activity-based arrangements with AT&T, Verizon Wireless and XL.

We generated 73% of our revenues in the U.S. for the three month period ended March 31, 2011, as compared to 96% for the three month period ended March 31, 2010. For the three month period ended March 31, 2011, revenue from our two largest customers, AT&T and Verizon Wireless, represented 43% and 18% of total revenues, respectively. For the three month period ended March 31, 2010, revenue from our two largest customers, AT&T and Verizon Wireless, represented 40% and 39% of total revenues, respectively.

Operating expenses

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Direct third-party expenses	$4,690	$1,305	$3,385	259.4
Datacenter and network operations*	7,013	8,034	(1,021)	(12.7)
Product development and sustainment*	6,465	8,182	(1,717)	(21.0)
Sales and marketing*	4,187	3,655	532	14.6
General and administrative*	6,663	5,264	1,399	26.6
Depreciation and amortization	4,373	3,041	1,332	43.8
Acquisition transaction and integration costs	4,072	—	4,072	—
Restructuring	341	407	(66)	(16.2)

Total operating expenses	$37,804	$29,888	$7,916	26.5

*	excluding depreciation

Our operating expenses were $37.8 million for the three months ended March 31, 2011 compared to $29.9 million for the three months ended March 31, 2010. The increase of $7.9 million, or 26.5%, was primarily due to $4.1 million of acquisition transaction and integration costs and $3.4 million of increased direct third-party expenses.

Direct third party expenses

Direct third party expenses increased $3.4 million for the three months ended March 31, 2011 compared to the corresponding 2010 period. The increase is primarily due to higher usage based fees for customer specific third-party software as user volume increases, in addition to third party computer hardware and software purchased in conjunction with the XL and Celcom custom implementation projects.

Datacenter and network operations, excluding depreciation

Datacenter and network operations expense, excluding depreciation, decreased $1.0 million, or 12.7%, for the three months ended March 31, 2011 compared to the corresponding 2010 period. This change was primarily due to the decrease of hardware and software maintenance agreements, bandwidth and personnel expenses related to the closure of our North Carolina data center in the first three months of 2011 following the shut-down of the Fuel software solution platform late in 2010.

Product development and sustainment, excluding depreciation

Product development and sustainment expense, excluding depreciation, decreased $1.7 million, or 21.0%, for the three months ended March 31, 2011 compared to the corresponding 2010 period. This decrease reflects increased capitalization of software development costs based on achieving technological feasibility on certain new solutions under development.

Sales and marketing, excluding depreciation

Sales and marketing expense, excluding depreciation, increased $0.5 million, or 14.6%, for the three months ended March 31, 2011 compared to the corresponding 2010 period. The increases are due to higher personnel and advertising expenses, primarily for our international expansion efforts.

General and administrative, excluding depreciation

General and administrative expense, excluding depreciation, increased $1.4 million, or 26.6%, for the three months ended March 31, 2011 compared to the corresponding 2010 period. The increase is primarily due to $1.5 million of increased stock-based compensation expense primarily attributable to the vesting of restricted stock grants.

Depreciation and amortization

Depreciation and amortization expense increased $1.3 million, or 43.8%, for the three months ended March 31, 2011 compared to the corresponding 2010 period. The increase is primarily due to software being placed in service, the development costs of which were capitalized in previous periods and are now being amortized.

Acquisition transaction and integration costs

Acquisition transaction and integration costs incurred during the first three months of 2011 related to the Adenyo acquisition which was completed on April 14, 2011.

Restructuring

During the three months ended March 31, 2011, we incurred $0.3 million of restructuring charges for involuntary termination benefits related to the elimination of redundant functions and positions in anticipation of the synergies associated with the acquisition of Adenyo. In the three months ended March 31, 2010, we incurred a $0.4 million expense upon disposition of the remaining asset held for sale related to the relocation of the Company’s headquarters in 2008.

Other income (expense), net

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Other income (expense)	$(2)	$(258)	$256	(99.2)
Interest and investment income, net	26	—	26	—

Total revenues	$24	$(258)	$282	(109.3)

Other income (expense) relates primarily to the impact of foreign currency on our operations.

Provision for income taxes

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Provision for income taxes	$575	$467	$108	23.1

Income tax expense for the three months ended March 31, 2011 primarily consists of a deferred U.S. tax provision for the difference between book and tax treatment of goodwill associated with the acquisition of InfoSpace Mobile and foreign income taxes. Income tax expense for the three months ended March 31, 2010 primarily consists of a deferred U.S. tax provision for the difference between book and tax treatment of goodwill associated with the acquisition of InfoSpace Mobile. We maintain a full valuation allowance against our net deferred tax assets which precludes us from recognizing a tax benefit for our current operating losses. Our lack of profitability historically is a key factor in concluding there is insufficient evidence of our ability to realize any future benefits from our deferred tax assets.

Net loss

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Net loss	$(6,141)	$(1,533)	$(4,608)	(300.6)

Net loss for the three months ended March 31, 2011was $6.1 million, compared to a $1.5 million net loss for the three months ended March 31, 2010. The $4.6 million change in net income reflects a $3.1 million increase in revenue that was more than offset by $7.9 million of increased operating expenses. The increase of $7.9 million of operating expense includes $4.1 million of acquisition transaction and integration costs and $3.4 million of increased direct third-party expenses.

Non-GAAP Financial Measures

We monitor our performance as a business using adjusted EBITDA and Adjusted Net Income, non-GAAP financial measures. We define Adjusted EBITDA as net loss before provision for income taxes, depreciation and amortization, restructuring expenses, acquisition transaction and integration costs, interest income and other income (expense), net and stock-based compensation expense. We define Adjusted Net Income as net loss before amortization of purchased intangibles, restructuring expenses, stock-based compensation expense, acquisition transaction and integration costs, non-cash tax expense and fair value adjustment of warrants in other income. Adjusted EBITDA and Adjusted Net Income are not measures of liquidity calculated in accordance with U.S. GAAP, and should be viewed as a supplement to, not a substitute for, our results of operations presented on the basis of U.S. GAAP. Adjusted EBITDA and Adjusted Net Income do not purport to represent cash flow provided by, or used in, operating activities as defined by U. S. GAAP. Our statement of cash flows presents our cash flow activity in accordance with U.S. GAAP. Furthermore, Adjusted EBITDA and Adjusted Net Income are not necessarily comparable to similarly-titled measures reported by other companies.

A reconciliation of Adjusted EBITDA to net loss for each of the quarterly periods is as follows:

	Q1 2011	Q1 2010
	(in thousands)
Net loss	$(6,141)	$(1,533)
Other income (expense), net	(24)	258
Provision for income taxes	575	467
Depreciation and amortization	4,373	3,041
Restructuring and asset impairments	341	407
Acquisition transaction and integration costs	4,072	—
Stock-based compensation	2,144	505

Adjusted EBITDA	$5,340	$3,145

A reconciliation of Adjusted Net Income to net loss for each of the quarterly periods is as follows:

	Q1 2011	Q1 2010
	(in thousands)
Net loss	$(6,141)	$(1,533)
Amortization of purchased intangibles	429	396
Stock-based compensation	2,144	505
Restructuring and asset impairments	341	407
Acquisition transaction and integration costs	4,072	—
Non-cash tax expense	442	467
Fair value adjustment of warrants	—	260

Adjusted Net Income	$1,287	502

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

Liquidity and Capital Resources

General

Our principal needs for liquidity have been to fund operating losses, working capital requirements, capital expenditures, acquisitions and for debt service. Our principal sources of liquidity as of March 31, 2011 consisted of cash and cash equivalents of $61.6 million and $14.4 million of availability under our $25.0 million revolving credit facility. We expect that working capital requirements, capital expenditures and acquisitions will continue to be our principal needs for liquidity over the near term. Working capital requirements are expected to increase as a result of our anticipated growth, both organically and through future acquisitions. The main portion of our capital expenditures has been, and is expected to continue to be, for datacenter facilities and equipment and software development. We believe that our future cash flow from operations, available cash and cash equivalents and available borrowings under our revolving credit facility will be sufficient to meet our liquidity needs for at least the next 12 months, although such sources of liquidity may not be sufficient to fund any significant acquisitions we might want to pursue.

On April 14, 2011, we acquired substantially all of the assets of Adenyo and its subsidiaries and assumed certain of Adenyo’s liabilities (including those of its subsidiaries). We paid approximately $49.1 million in cash and issued 3,277,002 shares of common stock, with a fair market value of $43.4 million, as consideration for the Acquisition. The cash consideration includes $1.0 million placed in escrow, a portion of which may be refundable based on the completion of the working capital calculation 90 days from the closing of the Acquisition. In addition to these amounts paid, Adenyo will be entitled to receive up to an additional $50 million pursuant to a contingent earn-out. The earn-out consideration will be payable in cash, shares of the Company’s common stock, or a mix of both, in our discretion. The amount of contingent earn-out consideration that will be payable will be determined by whether Adenyo meets certain non-GAAP based revenue and EBITDA (as such terms are defined in, and calculated pursuant to the Arrangement Agreement) targets, during the first full twelve calendar months following the closing of the Acquisition.

We extended our existing revolving credit facility to mature on August 13, 2011 and adjusted the borrowing availability to a minimum of $15 million. We anticipate that to the extent we require additional liquidity, we will seek to increase borrowing availability under our existing credit facility, pursue a new, expanded bank borrowing facility, explore additional debt or equity financing options or pursue a combination of some or all of these alternatives prior to the expiration of the current credit facility.

Growth through acquisitions is part of our overall strategy and we regularly review potential acquisition candidates, and as appropriate from time to time, engage in discussions with these businesses. If additional strategic acquisitions are consummated, we may incur additional debt or sell additional equity to finance such transactions.

Cash Flows

As of March 31, 2011 and December 31, 2010, we had cash and cash equivalents of $61.6 million and $78.5 million, respectively. The decrease reflects $13.8 million used in operating activities and $3.7 million used in investing activities, partially offset by $0.5 million provided by financing activities.

Operating Activities

In the first three months of 2011, operating activities used $13.8 million of cash primarily related to the changes in our operating assets and liabilities as accounts receivable increased by $8.8 million, primarily resulting from the timing of our project billings, and accounts payable and accrued expenses decreased $5.2 million. The $6.1 million net loss included two primary non-cash items; $4.4 million of depreciation and amortization and $2.1 million of stock-based compensation.

In the first three months of 2010, operating activities used $8.0 million primarily as a result of payments reducing accounts payable and accrued expenses by $6.0 million, a $6.9 million reduction in deferred revenue and the net loss of $1.5 million. These uses of cash were partially offset by a $1.7 million reduction in current and long-term assets, and non-cash items included in our operating results, including $3.0 million of depreciation and amortization, $0.5 million of stock-based compensation expense, a $0.5 million increase in deferred tax liability and a $0.4 million loss on disposition of assets held for sale.

Investing Activities

Net cash used in investing activities was $6.8 million for the three months ended March 31, 2011, as compared to $1.1 million of net cash provided by investing activities for the three months ended March 31, 2010. Investing activities have involved primarily capital expenditures. In the first three months of 2011, our cash capital expenditures related to the purchase of property and equipment and capitalization of software development costs totaled $6.8 million, as compared to $2.3 million in the first three months of 2010. During the first quarter of 2011, we had capital expenditures of $4.6 million, relating primarily to our new data center in Dehli, India, of which $3.1 million was included within accounts payable. Typically, our capital expenditures are for routine purchases of computer equipment to maintain and upgrade our technology infrastructure and for development of software to provide services to our customers. We anticipate future capital expenditures will be for maintenance, support and enhancements of existing technology and continued investments in new technologies. Our software development investments consist primarily of development, testing and deployment of new solutions and new functionality to existing solutions. Additionally, in the first three months of 2010, we realized $1.2 million of cash associated with the sale of assets held for sale.

Financing Activities

Net cash provided by financing activities was $0.5 million in the first three months of 2011, primarily due to lapse of restrictions on $0.3 million of cash used to make the final lease payments on office space in North Carolina and $0.2 million from stock option exercises. Net cash used in financing activities for the first three months of 2010 was $1.3 million primarily due to the prepayment of our initial public offering costs that were realized in June 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or other financing activities with special-purpose entities.

Credit Facility

We are party to a credit facility with Silicon Valley Bank pursuant to which we can borrow up to $25 million in secured loans. The availability under the credit facility is subject to a borrowing base calculated based on qualifying accounts receivable from US-based customers. The interest rate on any borrowings is based on the lender’s prime rate plus a margin ranging between 50 to 150 basis points depending on our trailing EBITDA. The minimum interest rate is 5.50%. The credit facility restricts, among other things, our ability to incur indebtedness, create or permit liens on our assets, declare or pay dividends and certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, and enter into transactions with affiliates. The credit facility requires us to maintain a “tangible net worth” of $14 million. The credit facility terminates in August 2011. As of March 31, 2011 and December 31, 2010, there were no outstanding amounts under the credit facility. As of March 31, 2011, we had borrowing capability of approximately $14.4 million. As of March 31, 2011, the Company is in compliance with the terms of the credit facility.

New Accounting Pronouncements

There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Interest Rate Risk

At March 31, 2011, we had cash and cash equivalents of $61.6 million. These amounts are held primarily in cash and money market funds. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

We are exposed to interest rate risk to the extent we incur borrowings under our credit facility. Any borrowings under our revolving credit facility will bear interest at floating rates based on the lender’s prime rate plus a margin ranging between 50 to 150 basis points depending on our trailing EBITDA, with a minimum interest rate of 5.50%. For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. We do not expect to incur significant borrowings under our credit facility in 2011, and therefore we do not believe that a 10% increase in interest rates would have a significant impact on our operating results, future earnings, or liquidity.

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

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2010.

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

On April 14, 2011, we acquired substantially all of the assets of Adenyo and its subsidiaries and assumed certain of Adenyo’s liabilities (including those of its subsidiaries). We paid approximately $49.1 million in cash, representing all of the proceeds from the June initial public offering, and issued 3,277,002 shares of common stock, with a fair market value of $43.4 million, as consideration for the Acquisition.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION
2.1	Arrangement Agreement, dated as of March 12, 2011, by and among Adenyo Inc., 7761520 Canada Inc., Motricity, Inc. and the other parties thereto (incorporated by reference to Exhibit 2.1 to Motricity, Inc. Current Report on Form 8-K, filed on March 18, 2011).

10.1	Amendment to Loan and Security Agreement between Motricity, Inc. and Silicon Valley Bank, dated April 11, 2011(incorporated by reference to Exhibit 10.1 to Motricity, Inc. Current Report on Form 8-K, filed on April 15, 2011).

10.2	Second Amendment to Letter Agreement, dated as of April 19, 2011, by and between James R. Smith, Jr. and Motricity, Inc. (incorporated by reference to Exhibit 10.1 to Motricity, Inc. Current Report on Form 8-K, filed on April 22, 2011).

10.3	Amendment Number 10 to Agreement Number 750-67761-2004 Between Cellco Partnership D/B/A Verizon Wireless and Motricity, Inc. *

10.4	2011 Corporate Incentive Plan

31.1	Certification of Ryan K. Wuerch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Allyn P. Hebner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer.

*	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Exchange Act Rule 24b-2. These provisions have been omitted from the filing and submitted separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTRICITY, INC.

Date: May 4, 2011	By:	/s/ Ryan K. Wuerch
Ryan K. Wuerch Chief Executive Officer

Date: May 4, 2011	By:	/s/ Allyn P. Hebner
Allyn P. Hebner
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
2.1	Arrangement Agreement, dated as of March 12, 2011, by and among Adenyo Inc., 7761520 Canada Inc., Motricity, Inc. and the other parties thereto (incorporated by reference to Exhibit 2.1 to Motricity, Inc. Current Report on Form 8-K, filed on March 18, 2011).

10.1	Amendment to Loan and Security Agreement between Motricity, Inc. and Silicon Valley Bank, dated April 11, 2011(incorporated by reference to Exhibit 10.1 to Motricity, Inc. Current Report on Form 8-K, filed on April 15, 2011).

10.2	Second Amendment to Letter Agreement, dated as of April 19, 2011, by and between James R. Smith, Jr. and Motricity, Inc. (incorporated by reference to Exhibit 10.1 to Motricity, Inc. Current Report on Form 8-K, filed on April 22, 2011).

10.3	Amendment Number 10 to Agreement Number 750-67761-2004 Between Cellco Partnership D/B/A Verizon Wireless and Motricity, Inc.*

10.4	2011 Corporate Incentive Plan

31.1	Certification of Ryan K. Wuerch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Allyn P. Hebner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer.

*	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Exchange Act Rule 24b-2. These provisions have been omitted from the filing and submitted separately to the Securities and Exchange Commission.