Form 10-Q
period 2011-06-30
MOTRICITY INC
filed 2011-08-15
CIK 1336691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-34781

Motricity, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1059798
(State of incorporation)	(I.R.S. Employer Identification Number)

601 108th Avenue Northeast

Suite 800

Bellevue, WA 98004

(425) 957-6200

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Richard E. Leigh, Jr.

601 108th Avenue Northeast

Suite 800

Bellevue, WA 98004

(425) 957-6200

(Name, address, including zip code, and telephone number, including area code, of agent for service)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of August 9, 2011 there were 46,422,479 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Motricity, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$2,978	$78,519
Restricted short-term investments	—	335
Accounts receivable, net of allowance for doubtful accounts of $483 and $446, respectively	49,925	29,438
Prepaid expenses and other current assets	7,945	6,698

Total current assets	60,848	114,990
Property and equipment, net	25,874	24,339
Goodwill	150,051	74,658
Intangible assets, net	42,107	17,693
Other assets	1,225	134

Total assets	$280,105	$231,814

Liabilities, redeemable preferred stock and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$30,053	$16,822
Accrued compensation	5,781	13,666
Deferred revenue, current portion	1,312	746
Other current liabilities	3,708	981

Total current liabilities	40,854	32,215
Deferred revenue, net of current portion	19	131
Deferred tax liability	8,151	5,328
Other noncurrent liabilities	1,374	714

Total liabilities	50,398	38,388

Redeemable preferred stock	—	49,862

Stockholders’ equity
Common stock, $0.001 par value; 625,000,000 shares authorized; 46,388,406 and 40,721,754 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	46	41
Additional paid-in capital	565,239	467,565
Accumulated deficit	(334,498)	(324,088)
Accumulated other comprehensive income (loss)	(1,080)	46

Total stockholders’ equity	229,707	143,564

Total liabilities, redeemable preferred stock and stockholders’ equity	$280,105	$231,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motricity, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share data and per share amounts)

(unaudited)

	Three Month Ended June 30,		Six Month Ended June 30,
	2011	2010	2011	2010
Revenue
Managed services	$25,800	$21,912	$49,553	$42,793
Professional services	8,826	8,496	17,287	16,695

Total revenues	34,626	30,408	66,840	59,488

Operating expenses
Direct third-party expenses	4,469	2,408	9,159	3,713
Datacenter and network operations, excluding depreciation	5,902	7,595	12,915	15,629
Product development and sustainment, excluding depreciation	8,016	6,182	14,481	14,364
Sales and marketing, excluding depreciation	4,891	3,351	9,078	7,006
General and administrative, excluding depreciation	7,695	22,809	14,358	28,073
Depreciation and amortization	5,477	2,980	9,850	6,021
Acquisition transaction and integration costs	2,155	—	6,227	—
Restructuring	129	—	470	407

Total operating expenses	38,734	45,325	76,538	75,213

Operating loss	(4,108)	(14,917)	(9,698)	(15,725)

Other income (expense), net
Other expense	5	3,796	3	3,538
Interest and investment income, net	—	(1)	26	(1)

Other income, net	5	3,795	29	3,537

Loss before income taxes	(4,103)	(11,122)	(9,669)	(12,188)
Provision for income taxes	166	468	741	935

Net loss	(4,269)	(11,590)	(10,410)	(13,123)
Accretion of redeemable preferred stock	—	(5,683)	—	(11,911)
Series D1 preferred stock dividends	—	(160)	—	(332)

Net loss attributable to common stockholders	$(4,269)	$(17,433)	$(10,410)	$(25,366)

Net loss per share attributable to common stockholders – basic and diluted	$(0.09)	$(1.95)	$(0.24)	$(3.45)

Weighted-average common shares outstanding – basic and diluted	45,266,689	8,928,242	43,784,645	7,349,416

Depreciation and amortization by function
Datacenter and network operations	$2,580	$1,995	$5,183	$3,987
Product development and sustainment	1,578	387	2,652	815
Sales and marketing	1,163	506	1,737	1,030
General and administrative	156	92	278	189

Total depreciation and amortization	$5,477	$2,980	$9,850	$6,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motricity, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data and per share amounts)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2009	7,338,769	$17,393	7,633,786	$115	$—	$(306,443)	$114	$(288,821)

Other comprehensive loss:
Net loss	—	—	—	—	—	(7,015)	—	(7,015)
Foreign currency translation adjustment	—	—	—	—	—	—	(68)	(68)

Other comprehensive loss								(7,083)

Conversion of preferred stock to common stock	(7,338,769)	(17,393)	725	1	17,393	—	—	1
Conversion of redeemable preferred stock to common stock	—	—	26,163,440	26	380,497	—	—	380,523
Sale of common stock, net of issuance costs of $7,318	—	—	6,000,000	6	48,482	—	—	48,488
Conversion of redeemable preferred stock warrants to common stock warrants	—	—	—	—	1,463	—	—	1,463
Restricted stock activity	—	—	(12,728)	—	(2,730)	—	—	(2,730)
Exercise of common stock options and warrants	—	—	936,531	2	1,706	—	—	1,708
Reverse stock split	—	—	—	(109)	109	—	—	—
Stock-based compensation expense	—	—	—	—	22,976	—	—	22,976
Accretion of redeemable preferred stock	—	—	—	—	(1,463)	(10,630)	—	(12,093)
Series H redeemable preferred stock dividend	—	—	—	—	(868)	—	—	(868)

Balance as of December 31, 2010	—	—	40,721,754	41	467,565	(324,088)	46	143,564

Other comprehensive loss:
Net loss	—	—	—	—	—	(10,410)	—	(10,410)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,126)	(1,126)

Other comprehensive loss								(11,536)

Common stock issued in business acquisition	—	—	3,277,002	3	43,351	—	—	43,354
Conversion of redeemable preferred stock to common stock	—	—	2,348,181	2	49,861	—	—	49,863
Restricted stock activity	—	—	22,161	—	(546)	—	—	(546)
Exercise of common stock options and warrants	—	—	19,308	—	198	—	—	198
Stock-based compensation expense	—	—	—	—	4,810	—	—	4,810

Balance as of June 30, 2011	—	$—	46,388,406	$46	$565,239	$(334,498)	$(1,080)	$229,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motricity, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(10,410)	$(13,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,850	6,021
Change in fair value of redeemable preferred stock warrants	—	(3,550)
Loss on disposition of assets held for sale	6	407
Stock-based compensation expense	4,810	18,697
Deferred tax liability	477	935
Other non-cash adjustments	28	16
Changes in operating assets and liabilities, net of effect of business acquisition
Accounts receivable	(15,327)	(4,964)
Prepaid expenses and other assets	763	(1,664)
Other long-term assets	27	2,177
Accounts payable and accrued expenses	(1,936)	(1,189)
Deferred revenue	(167)	(10,296)

Net cash used in operating activities	(11,879)	(6,533)

Cash flows from investing activities
Purchase of property and equipment	(7,307)	(4,433)
Capitalization of software development costs	(4,990)	(3,927)
Payments for business acquisition	(48,858)	—
Proceeds of assets held for sale	—	1,199

Net cash used in investing activities	(61,155)	(7,161)

Cash flows from financing activities
Net proceeds from sale of common stock	—	51,445
Cash paid for tax withholdings on restricted stock	(3,067)	—
Proceeds from exercise of common stock options	199	154
Restricted short-term investments	335	260
Other financing activity	379	—

Net cash provided by (used in) financing activities	(2,154)	51,859

Effect of exchange rate changes on cash and cash equivalents	(353)	(90)

Net increase (decrease) in cash and cash equivalents	(75,541)	38,075
Cash and cash equivalents at beginning of period	78,519	35,945

Cash and cash equivalents at end of period	$2,978	$74,020

Supplemental schedule of noncash investing activities:
Common stock issued for business acquisition	$43,354	—
Conversion of Series H redeemable preferred stock to common stock	$49,863	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

1.	Organization

Motricity, Inc. (the “Company” or “we”) is a leading provider of mobile data solutions and services that enable wireless carriers to deliver high value mobile data services to their subscribers. In addition, we provide mobile marketing, advertising, and merchandising solutions to brands, advertising agencies, and mobile operators around the globe. Our SaaS based mCore platform and solution set enables wireless carriers to deliver customized, carrier-branded mobile data services to their wireless subscribers and assists businesses to offer a complete and integrated mobile experience to their customers, including mobile advertising, websites, applications, merchandising, and messaging. We empower relevant and targeted consumer experiences that leverage the mobile medium to drive brand awareness, interaction and commerce for our customers.

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

On June 23, 2010, we completed our offering of 6,000,000 shares of common stock in an initial public offering. 5,000,000 shares of common stock were sold at a per share price of $10.00 and 1,000,000 shares of common stock were sold directly to entities affiliated with Mr. Carl C. Icahn for a per share price of $10.00 less discounts and commissions, resulting in net proceeds of approximately $48,500. At the closing of the IPO, 303.9 million shares of redeemable preferred stock (Series A, B, C, D, E, F, G and I) were converted into 25.3 million shares of common stock and 7.3 million shares of Series D1 preferred stock were converted into 0.7 million shares of common stock. Series H redeemable preferred stock was the only class of preferred stock outstanding as of December 31, 2010. On January 3, 2011, all outstanding and accrued shares of Series H redeemable preferred stock were converted into 2,348,181 shares of common stock.

On April 14, 2011, we acquired substantially all of the assets of Adenyo Inc. (“Adenyo”) and its subsidiaries and assumed certain of Adenyo’s liabilities (including those of its subsidiaries) (the “Acquisition”). The assets include Adenyo’s interest in a subsidiary, equipment, software, accounts receivable, licenses, intellectual property, customer lists, supplier lists and contractual rights. Adenyo is a mobile marketing, advertising and analytics solutions provider with operations in the United States, Canada and France.

On August 4, 2011, we extended our $25,000 revolving credit facility to October 12, 2011. As of June 30, 2011, we had a minimum of $15,000 available and no borrowings under the credit facility, and in July 2011, we drew $10,000 of the available amount to fund operations, including certain transaction expenses associated with the Adenyo acquisition. Following the borrowing, as of August 9, 2011, we had $4,700 available under the facility. We are currently negotiating a long term credit facility with a group of lenders. Depending on the level of cash collections in the third quarter of 2011, we may need to maintain a balance on the revolving line of credit up to its expiration on October 12, 2011. We believe that our future cash flow from operations, available cash and cash equivalents and our borrowing capacity will be sufficient to meet our liquidity needs, including repayment of the existing balance of $10,000 on our current credit facility by the October 12, 2011 expiration date.

A portion of our revenues are generated from large customer contracts which may require us to fund project costs in advance of the billing or collection of milestone payments. As a result of two large customer contracts in particular and the timing of cash collections during the six months ended June 30, 2011, a significant portion of our revenues during the six months ended June 30, 2011 are included in accounts receivable. We recognize revenue from such contracts based on the ratio of costs incurred to the estimated total costs at completion and revenue recognized in excess of billings is recorded within accounts receivable. Of the amounts included in accounts receivable, $12,929 relates to our contracts where revenue is recognized in excess of actual billings. If we are unable to meet the performance commitments under the contracts or effectively enforce or accurately and timely bill and collect for contracts with our customers, it may have an adverse impact on our cash flow and liquidity.

If our cash flows from operations are less than expected and/or we are unable to negotiate a long term credit facility on acceptable terms, we may need to implement additional cost reduction measures and explore other sources to finance our business, to repay our existing credit facility and to fund any significant acquisitions we might want to pursue. There can be no assurance, however, that we will be able to generate sufficient cash from operations to adequately fund operating needs or ultimately achieve profitability, or that additional financing will be available on acceptable terms, if at all. Our ability to meet our liquidity needs and/or raise additional funds may also be impacted by our legal proceedings. See “Footnote 9 – Subsequent Events.” Additional financing sources may also include debt or equity offerings, which could have a dilutive effect on our stockholders.

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

The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year or for any other period.

Self Insurance

Effective January 1, 2011, we self-insure for certain employee health and welfare-related benefit claims in the United States. We estimate a liability for aggregate claims below stop-loss coverage limits based on claim estimates of the ultimate costs to be incurred to settle known and unknown claims as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors including historical trends, actuarial assumptions, changes in covered employees and economic conditions. This liability could be affected if future occurrences and claims differ materially from these assumptions and historical trends. Our individual stop-loss amount is $75 per individual. As of June 30, 2011, an accrual of $411 related to estimated claims was included in Other current liabilities.

Fair Value of Financial Instruments

As of June 30, 2011 and December 31, 2010, we had $2,978 and $78,519 of cash and cash equivalents, respectively, and $0 and $335 of restricted short-term investments, respectively. As of June 30, 2011 and December 31, 2010, cash equivalents were comprised of money market funds totaling $0 and $58,970, respectively. Restricted short-term investments were evaluated using quoted market prices (Level 1) to determine their fair value. In addition, the carrying amount of certain financial instruments, including accounts receivable, accounts payable and accrued expenses approximates fair value due to their short maturities.

Prior to our IPO in June 2010, the freestanding warrants that were related to our redeemable preferred stock were classified as liabilities and due to the lack of availability of observable market quotes for these securities, the fair value was estimated based on a Black-Scholes valuation model which utilized inputs based on management estimates. Significant inputs to the valuation were unobservable in active markets and were classified as Level 3. The increase in the Level 3 securities of $(3,550) for the six months ended June 30, 2010 was due primarily to changes in the estimated fair value of the Company’s stock. The change in the fair value was recorded within Other expense. As a result of the conversion of the redeemable preferred stock in conjunction with the IPO, all freestanding warrants that were classified as liabilities have been exercised or converted into common stock warrants. As of June 30, 2011, we have no Level 3 securities. There were no transfers between levels in the fair value hierarchy during the six months ended June 30, 2011 or June 30, 2010.

Recent Accounting Pronouncements

In June 2011, the FASB amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under current guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendment becomes effective retrospectively for our interim period ending March 31, 2012. Early adoption is permitted. We do not expect that this guidance will have an impact on our financial position, results of operations or cash flows as it is disclosure-only in nature.

In May 2011, the FASB amended its guidance to converge fair value measurements and disclosure requirements for fair value measurement under U.S. GAAP with International Financial Reporting Standards (or “IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. The amendment changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendment to result in a change in the application of the requirements in the current authoritative guidance. The amendment becomes effective prospectively for the interim period ending March 31, 2012. Early application is not permitted. We do not expect the amendment to have a material impact on our financial position, results of operations or cash flows.

3.	Business Combination

Acquisition of Adenyo, Inc.

On April 14, 2011, we acquired substantially all of the assets of Adenyo Inc. (“Adenyo”) and its subsidiaries and assumed certain liabilities (the “Acquisition”), pursuant to an Arrangement Agreement (the “Arrangement Agreement”), dated as of March 12, 2011, by and among Adenyo Inc., Motricity Canada Inc. (formerly 7761520 Canada Inc.), Motricity Inc. and the other parties thereto. The assets include Adenyo’s interest in a subsidiary, equipment, software, accounts receivable, licenses, intellectual property, customer lists, supplier lists and contractual rights. Adenyo is a mobile marketing, advertising and analytics solutions provider with operations in the United States, Canada and France. With Adenyo’s mobile advertising, marketing and analytics technology, we should be well positioned to capitalize on the growth in our industry.

We paid $48,858 in cash and issued 3,277,002 shares of common stock, with a fair market value of $43,354, as consideration for the Acquisition. The cash consideration includes $1,000 placed in escrow, all of which we believe is refundable to us based on our working capital calculation completed since the closing of the Acquisition. At June 30, 2011 this $1,000 is included in Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.

In addition to these amounts paid, Adenyo may be entitled to receive up to an additional $50,000 pursuant to a contingent earn-out. The earn-out consideration is payable in cash, shares of the Company’s common stock, or a mix of both, at our discretion, and any shares will be valued based on a 10-day average closing price prior to their issuance. The amount of contingent earn-out consideration is determined by whether Adenyo meets certain non-GAAP based revenue and EBITDA (as such terms are defined in, and calculated pursuant to the Arrangement Agreement) targets, during the first full twelve calendar months following the closing of the Acquisition. The fair value of the contingent earn-out consideration included in the purchase price consideration of $615 is included in the Condensed Consolidated Balance Sheet in Other current liabilities and is based upon identifying several potential earning scenarios and assigning a probability of each occurring. This measurement is based on significant inputs not observable in the market, which are deemed to be Level 3 inputs.

We have allocated the purchase price of this acquisition to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with any amount in excess of such allocations designated as goodwill. We make significant judgments and assumptions in determining the fair value of acquired assets and assumed liabilities, especially with respect to acquired intangibles. These measurements were also based on significant inputs not observable in the market, which are deemed to be Level 3 inputs. Using different assumptions in determining fair value could materially impact the purchase price allocation and our financial position and results of operations.

The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Consideration
Cash	$48,858
Equity (3,277,002 common shares at $13.23 per share)	43,354
Contingent earn-out consideration	615
Recoverable from escrow	(1,000)

Fair value of total consideration transferred	91,827

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	5,562
Prepaid expenses and other current assets	702
Property and equipment	860
Intangible assets	22,522
Other assets	251
Accounts payable and accrued expenses	(7,190)
Accrued compensation	(2,239)
Deferred revenue	(744)
Other liabilities	(1,556)
Deferred tax liabilities	(2,357)

Total identifiable net assets	15,811

Goodwill	$76,016

The fair value of the 3,227,002 common shares issued as part of the consideration paid was determined on the basis of the closing market price of Motricity, Inc.’s common shares on the acquisition date. We have incurred $6,227 of acquisition transaction and integration costs during the six months ended June 30, 2011, in order to complete the acquisition and integrate Adenyo’s technology and business operations into our own.

The gross contractual amount receivable is $6,018, of which $5,562 is expected to be collected.

The fair value of the acquired identifiable intangible assets of $22,522 relates to technology for $11,902, customer relationships for $10,496 and a trade name for $124. Customer relationships represent the ability to sell existing and future managed and professional services to acquired customers. Technology represents proprietary marketing and analytical capabilities resulting from our acquisition of Adenyo. The fair values of customer relationships and technology have been estimated using the income method utilizing a discounted cash flow model using a weighted average rate of 22.1%. We are amortizing these intangible assets using a variable method over their estimated useful lives. The weighted-average amortization period of these intangible assets is approximately 5.1 years: 6.2 years for the technology; 4.0 years for the customer relationships; and 3.0 years for the trade name.

The goodwill of $76,016 arising from the acquisition consists largely of Motricity-specific synergies expected from combining acquired and existing operations, as well as the ability to attract new customers and develop new technologies postcombination. All of the $15,793 of goodwill recognized in the United States and the 75% of the $35,687 of goodwill recognized in Canada is expected to be deductible for income tax purposes. None of the goodwill recognized in France is expected to be tax deductible. See Note 4—Goodwill and Intangible Assets for more information.

The following pro forma summary presents the effect of the acquisition of Adenyo on our consolidated financial results as though Adenyo had been acquired as of January 1, 2010:

	Revenue	Net Loss
Supplemental pro forma from January 1, 2011 to June 30, 2011	$71,116	$(17,760)
Supplemental pro forma from January 1, 2010 to December 31, 2010	$149,310	$(36,767)

The information is presented on an annual basis as it is impracticable to disclose the quarterly information for Adenyo.

4.	Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2011 are as follows:

Goodwill balance as of January 1, 2011	$74,658
Goodwill acquired in 2011	76,016
Effect of change in the foreign currency exchange rate	(623)

Goodwill balance as of June 30, 2011	$150,051

Goodwill acquired in 2011 relates to our acquisition of Adenyo (see Note 3—Business Combination for more information). A portion of the Goodwill acquired in 2011 is denominated in Canadian dollars. The effect of change in foreign currency exchange rates of $623 is the result of the change in the value of the U.S. dollar and the value of the Canadian dollar between the acquisition date of April 14, 2011 and June 30, 2011.

Intangible Assets

Intangible assets include assets capitalized as a result of our acquisitions and certain software products to be sold, leased or otherwise marketed as a component of the solutions we provide to our customers. Information regarding our intangible assets is as follows:

	As of December 31, 2010				As of June 30, 2011
	Net Carrying Amount	Capitalized Software	Fair Value Acquired	Amortization	Net Carrying Amount
Customer relationships	$9,108	$—	$10,496	$(1,365)	$18,239
Capitalized software	8,585	4,990	—	(1,323)	12,252
Technology	—	—	11,902	(320)	11,582
Trade name	—	—	124	(10)	114

Total	$17,693	$4,990	$22,522	$(3,018)	42,187

Impact of foreign currency fluctuations					(80)

Total intangible assets					42,107

5.	Restructuring

In 2007, we acquired InfoSpace Mobile. As a result of the subsequent integration activities, we elected to move our corporate headquarters from Durham, North Carolina to Bellevue, Washington and eliminate redundant functions and positions. We incurred expenses to relocate certain employees and the functions of headquarters to the Bellevue location. The six months ended June 30, 2010 includes $407 of restructuring charges related to a loss on the sale of the Chief Executive Officer’s home due to the relocation of our headquarters. See Note 8—Related Party Transactions for additional information regarding the purchase of the home in 2008.

In anticipation of the synergies associated with our acquisition of Adenyo, completed on April 14, 2011, we initiated our restructuring plan in Europe in February 2011. The condensed consolidated statement of operations for the six months ended June 30, 2011 includes $470 of restructuring charges for involuntary termination benefits related to the elimination of redundant functions and positions. Involuntary termination benefits that have been committed to but not yet paid, are included in Accrued compensation on the Condensed Consolidated Balance Sheets. We expect to pay these benefits by December 31, 2011.

6.	Redeemable Preferred Stock

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

On January 3, 2011, all outstanding and accrued shares of Series H redeemable preferred stock were converted into 2,348,181 shares of common stock as the average closing price of our common stock was higher than $21.99 per common share during the 90-day period prior to December 29, 2010.

7.	Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders has been computed based on net loss and the weighted-average number of common shares outstanding during the applicable period. We calculate potentially dilutive incremental shares issuable using the treasury stock method and the if-converted method, as applicable. The treasury stock method assumes that the proceeds received from the exercise of stock options and warrants, as well as stock option and restricted stock expense yet to be recorded for unvested shares would be used to repurchase common shares in the market at the average stock price during the period. We have excluded options to purchase common stock, restricted stock, preferred stock and warrants to purchase common stock, as the potentially issuable shares covered by these securities are antidilutive. The following table presents the antidilutive securities not included in net loss attributable to common stockholders:

	Three and Six Months Ended June 30,
	2011	2010
Options to purchase common stock	2,826,000	1,753,584
Restricted stock	776,591	1,932,301
Series H redeemable preferred stock	—	2,394,906
Warrants to purchase common stock	2,143,846	3,606,877

Total securities excluded from net loss per share attributable to common stockholders	5,746,437	9,687,668

8.	Related Party Transactions

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

9.	Subsequent Events

In July 2011, we made withdrawals totaling $10,000 from our $25,000 revolving credit facility, which had $15,000 of availability as of June 30, 2011. Following the borrowing, as of August 9, 2011, we had $4,700 available under the facility. The credit facility was to expire on August 13, 2011, but on August 4, 2011, the current credit facility was extended to October 12, 2011. Other than the extension of the maturity date and certain sublimit adjustments, the terms of the credit facility remain consistent.

On August 12, 2011, Joe Callan filed a putative securities class action complaint in the U.S. District Court, Western District of Washington at Seattle on behalf of all persons who purchased or otherwise acquired common stock of Motricity between June 18, 2010 and August 9, 2011 or in our IPO. The defendants in the case are Motricity, certain of our current and former directors and officers, and the underwriters in our IPO. As of this date, we have not been served with the complaint. The complaint alleges violations under Sections 11 and 15 of the Securities Act of 1933, as amended, and Section 20(a) of the Securities Exchange Act of 1934, as amended, by all defendants and under Sections 10(b) of the Securities Exchange Act of 1934, as amended, by Motricity and those of our former and current officers who are named as defendants. The complaint seeks, inter alia, damages, including interest and plaintiff’s costs and rescission. We intend to vigorously defend against these claims. As this matter is at a very early stage, at this time, we are not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere herein and with our annual report filed on Form 10-K for the year ended December 31, 2010. Unless otherwise noted, all dollar amounts in tables are in thousands.

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” “should” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements regarding various estimates we have made in preparing our financial statements, statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, the sufficiency of our capital resources, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

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

Risks and uncertainties that could adversely affect our business and prospects include without limitation:

•

our reliance on a limited number of customers for a substantial portion of our revenues, including the pressures on pricing and contract terms from customers with substantial purchasing power and further consolidations in the telecommunications industry;

•	the highly competitive nature of the mobile services industry in which many of our competitors have significantly greater resources, which they are using to support significantly discounted pricing;

•	the rapid technological changes in the mobile data services industry, which could render our existing services obsolete;

•	our ability to attract and retain key employees and qualified personnel;

•	our ability to expand internationally;

•	economic and political risks related to our international operations, including longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	the sufficiency of our liquidity and capital resources and our ability to raise additional capital;

•

risks of new product offerings and the accelerating trend towards smart phones at the expense of feature phones, reducing our customers’ influence over access to mobile data services and adversely impacting our revenues;

•	the long sales cycles for our services;

•	our long history of net operating losses;

•	our ability to integrate our acquisition of Adenyo and any future acquisitions and business combinations effectively;

•	our extensive reliance on a single development vendor;

•	the impact of worldwide economic conditions and related uncertainties and the health of and prospects for the overall mobile services industry;

•	risks related to the use and protection of proprietary information, including our ability to safeguard third party confidential information;

•	our ability to develop strategies to address our markets successfully and to meet customer demands with respect to products, services, support and service level commitments;

•	disruptions in datacenters services and other capacity constraints;

•	uncertainties inherent in the development of new products and services and the enhancement of existing products and services, including technical risks, cost overruns and delays;

•	our ability to tailor our complex solutions to our customers’ needs;

•	our ability to utilize net operating losses;

•	our reliance on third parties to develop content and applications, customer acceptance of such offerings and our liability with respect to such content;

•	undetected software errors in our products and indemnity obligations and claims relating to our products and services;

•	our ability to manage growth;

•	potential impairment losses related to goodwill, intellectual property and equipment;

•	actual or perceived security vulnerabilities in mobile devices;

•	the impact of changing governmental regulations and our ability to comply therewith;

•	risks related to the commercialization of open source software we use; and

•	the influence and control our principal stockholders may exert.

Other factors that could adversely affect our business and prospects are described in our filings with the Securities and Exchange Commission, including our annual report filed on Form 10-K for the year ended December 31, 2010. The risks included above and in such reports are not exhaustive.

Except as required by law, the Company disclaims any intent or obligation to revise or update any forward-looking statements for any reason.

Business Overview

Motricity is a leading provider of mobile data solutions and services that enable wireless carriers to deliver high value mobile data services to their subscribers. In addition, we provide mobile marketing, advertising, and merchandising solutions to brands, advertising agencies, and mobile operators around the globe. Our SaaS based mCore platform and solution set enables wireless carriers to deliver customized, carrier-branded mobile data services to their wireless subscribers and assists businesses to offer a complete and integrated mobile experience to their customers, including mobile advertising, websites, applications, merchandising, and messaging. We empower relevant and targeted consumer experiences that leverage the mobile medium to drive brand awareness, interaction and commerce for our customers.

On April 14, 2011, we acquired substantially all of the assets of Adenyo Inc. (“Adenyo”) and its subsidiaries and assumed certain of Adenyo’s liabilities (including those of its subsidiaries) (the “Acquisition”), pursuant to an Arrangement Agreement (the “Arrangement Agreement”), dated as of March 12, 2011, by and among Adenyo Inc., Motricity Canada Inc. (formerly 7761520 Canada Inc.), Motricity Inc. and the other parties thereto. The assets include Adenyo’s interest in a subsidiary, equipment, software, accounts receivable, licenses, intellectual property, customer lists, supplier lists and contractual rights. Adenyo is a mobile marketing, advertising and analytics solutions provider with operations in the United States, Canada and France. With Adenyo’s mobile advertising, marketing and analytics technology, we should be well positioned to capitalize on the growth in our industry.

We paid $48.9 million in cash and issued 3,277,002 shares of common stock, with a fair market value of $43.4 million, as consideration for the Acquisition. The cash consideration includes $1.0 million placed in escrow, all of which we believe is refundable to us based on our working capital calculation completed since the closing of the Acquisition. In addition to these amounts paid, Adenyo may be entitled to receive up to an additional $50 million pursuant to a contingent earn-out. The earn-out consideration is payable in cash, shares of the Company’s common stock, or a mix of both, in our discretion, and any shares will be valued based on a 10-day average closing price prior to their issuance. The amount of contingent earn-out consideration is determined by whether Adenyo meets certain non-GAAP based revenue and EBITDA (as such terms are defined in, and calculated pursuant to the Arrangement Agreement) targets, during the first full twelve calendar months following the closing of the Acquisition. The fair value of the contingent earn-out consideration as of June 30, 2011 is $0.6 million based upon identifying several potential earning scenarios and assigning a probability of each occurring.

Recent Developments

Recent changes to the competitive landscape internationally has significantly lengthened our sales cycles and subjected us to increased pricing pressures which have had an adverse effect on our revenue. We believe that these market dynamics will continue at least in the short term. We are also experiencing increased competitive pressures in our North American operations primarily related to the mass adoption of smart phones at the expense of feature phones. While this transition has been underway for some time, our large carrier customers are reporting that this trend is accelerating faster than they expected and it is impacting revenues not just for Motricity, but for the industry. We have also seen a downward trend in our professional service revenue on a sequential basis and we believe that this trend will continue.

The continuing uncertainty surrounding worldwide financial markets and macroeconomic conditions has caused and may continue to cause our customers to decrease or delay their expansion and purchasing activities. Additionally, constrictions in world credit markets may cause our customers to experience difficulty securing the financing necessary to expand their operations and purchase our services. Economic uncertainty and unemployment have and may continue to result in cost-conscious consumers, which has and may continue to adversely affect demand for our services. If the current adverse macroeconomic conditions continue, our business and prospects may continue to be negatively impacted.

To address the challenges presented by the market conditions and the other risks and uncertainties facing our business, we are increasing expense management efforts to align our costs with our outlook and focusing on increasing our efforts to capitalize on our mobile advertising, marketing and analytics technology.

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

Results of Operations

Total revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
	(Dollars in thousands)
Managed services	$25,800	$21,912	$3,888	17.7	$49,553	$42,793	$6,760	15.8
Professional services	8,826	8,496	330	3.9	17,287	16,695	592	3.5

Total revenues	$34,626	$30,408	$4,218	13.9	$66,840	$59,488	$7,352	12.4

Total revenues for the three months ended June 30, 2011 increased $4.2 million, or 13.9%, compared to the corresponding 2010 period. Managed services revenue accounted for 75% and 72% of our revenues for the three month periods ended June 30, 2011 and 2010, respectively, while professional services accounted for 25% and 28%, respectively. Professional services revenue for the three month period ended June 30, 2011 reflects the large solution customization and implementation projects for XL, Celcom and AT&T, whereas professional services revenue for the same period in 2010 primarily reflected services provided to AT&T and Verizon Wireless. Our professional services revenue can vary significantly from period to period due to the timing of large customization and implementation projects. Managed services revenue increased $3.9 million, or 17.7% for the three month period ended June 30, 2011 primarily due to the $3.2 million contributed by the Adenyo business. Variable user- and transaction-based fees made up approximately 60% and 55% of our managed services revenue for the three months ended June 30, 2011 and 2010, respectively. The increase in variable user- and transaction-based fees in the 2011 period is primarily related to activity-based arrangements within the acquired business related to Adenyo.

Total revenues for the six months ended June 30, 2011 increased $7.4 million, or 12.4%, compared to the corresponding 2010 period. Managed services revenue accounted for 74% and 72% of our revenues for the six month periods ended June 30, 2011 and 2010, respectively, while professional services accounted for 26% and 28%, respectively. Professional services revenue for the six month period ended June 30, 2011 reflects the large solution customization and implementation projects for XL, Celcom and AT&T, whereas professional services revenue for the same period in 2010 primarily reflected services provided to AT&T and Verizon Wireless. Managed services revenue increased $6.8 million, or 15.8% for the six month period primarily due to services provided to AT&T, Verizon Wireless, XL and Sprint. Variable user- and transaction-based fees made up approximately 59% and 53% of our managed services revenue for the six months ended June 30, 2011 and 2010, respectively. The increase in variable user- and transaction-based fees in the 2011 period is primarily related to activity-based arrangements with the Adenyo business, AT&T, Verizon Wireless and XL.

We generated 71% and 72% of our revenues in the U.S. for the three and six month period ended June 30, 2011, respectively, as compared to 94% and 95% for the three and six month period ended June 30, 2010, respectively. The increase of international revenues is primarily due to our work with XL, Celcom and new international customers acquired with Adneyo.

Significant customers as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
AT&T	45%	54%	44%	47%
Verizon Wireless	14%	25%	16%	32%
XL	11%	4%	14%	2%

Operating expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
	(Dollars in thousands)
Direct third-party expenses	$4,469	$2,408	$2,061	85.6	$9,159	$3,713	$5,446	146.7
Datacenter and network operations*	5,902	7,595	(1,693)	(22.3)	12,915	15,629	(2,714)	(17.4)
Product development and sustainment*	8,016	6,182	1,836	29.7	14,481	14,364	119	0.8
Sales and marketing*	4,891	3,351	1,540	46.0	9,078	7,006	2,072	29.6
General and administrative*	7,695	22,809	(15,116)	(66.3)	14,358	28,073	(13,717)	(48.9)
Depreciation and amortization	5,477	2,980	2,497	83.8	9,850	6,021	3,829	63.6
Acquisition transaction and integration costs	2,155	—	2,155	NM **	6,227	—	6,227	NM **
Restructuring	129	—	129	NM **	470	407	63	15.5

Total operating expenses	$38,734	$45,325	$(6,591)	(14.5)	$76,538	$75,213	$1,325	1.8

*	excluding depreciation

**	not meaningful

Direct third party expenses

Direct third party expenses increased $2.1 million, or 85.6%, for the three months ended June 30, 2011 compared to the corresponding 2010 period. For the six months ended June 30, 2011, direct third party expenses increased $5.4 million, or 147%, compared to the corresponding 2010 period. These increases are primarily from higher usage based fees for customer specific third-party software as user volume increases and an additional $0.7 million related to assuming the business operations of Adenyo. The six month period is also impacted by third party computer hardware and software purchased in conjunction with the XL and Celcom custom implementation projects.

Datacenter and network operations, excluding depreciation

Datacenter and network operations expense, excluding depreciation, decreased $1.7 million, or 22.3%, for the three months ended June 30, 2011 compared to the corresponding 2010 period. For the six months ended June 30, 2011, datacenter and network operations expense, excluding depreciation decreased $2.7 million, or 17.4%, compared to the corresponding 2010 period. These decreases are due to the lower personnel expenses and professional services fees related to the cancellation of an outsourced data center service contract early in 2011. In addition, expenses associated with hardware and software maintenance agreements and bandwidth costs decreased as our North Carolina data center was closed in the first three months of 2011 following the shut-down of the Fuel software solution platform late in 2010. These decreases were partially offset by $0.3 million of expenses related to the business operations of the acquired Adenyo business.

Product development and sustainment, excluding depreciation

Product development and sustainment expense, excluding depreciation, increased $1.8 million, or 29.7%, for the three months ended June 30, 2011 compared to the corresponding 2010 period. For the six months ended June 30, 2011, product development and sustainment expense, excluding depreciation, increased $0.1 million, or 0.8%, compared to the corresponding 2010 period. These increases reflect additional personnel and related costs associated with increased headcount resulting from the acquisition of Adenyo, partially offset by software development costs that were capitalized.

Sales and marketing, excluding depreciation

Sales and marketing expense, excluding depreciation, increased $1.5 million, or 46.0%, for the three months ended June 30, 2011 compared to the corresponding 2010 period. For the six months ended June 30, 2011, sales and marketing expense, excluding depreciation, increased $2.1 million, or 29.6%, compared to the corresponding 2010 period. The increases are due to the business operations of Adenyo and our international expansion efforts.

General and administrative, excluding depreciation

General and administrative expense, excluding depreciation, decreased $15.1 million, or 66.3%, for the three months ended June 30, 2011 compared to the corresponding 2010 period. For the six months ended June 30, 2010, general and administrative expense, excluding depreciation, decreased $13.7 million, or 48.9%, compared to the corresponding 2010 period. These decreases are primarily due to $17.2 million of stock-based compensation expense from June 2010 related to the vesting of restricted stock as a result of the initial public offering (or “IPO”). This decrease was partially offset by expenses related to assuming the business operations of Adenyo and increased on-going stock-based compensation expense as compared to the prior periods.

Depreciation and amortization

Depreciation and amortization expense increased $2.5 million, or 83.8%, for the three months ended June 30, 2011 compared to the corresponding 2010 period. For the six months ended June 30, 2011, depreciation and amortization expense, increased $3.8 million, or 63.6%, compared to the corresponding 2010 period. The increase is primarily due to amortization of intangible assets resulting from the acquisition of Adenyo and capitalized software that was placed in service and is being amortized over its estimated useful life.

Acquisition transaction and integration costs

Acquisition transaction and integration costs incurred during the first three and six months of 2011 related to the acquisition of Adenyo which was completed on April 14, 2011.

Restructuring

During the three and six months ended June 30, 2011, we incurred $0.5 million of restructuring charges for involuntary termination benefits related to the elimination of redundant functions and positions in anticipation of the synergies associated with the acquisition of Adenyo. In the six months ended June 30, 2010, we incurred a $0.4 million expense upon disposition of the remaining asset held for sale related to the relocation of the Company’s headquarters in 2008.

Other income (expense), net

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
	(Dollars in thousands)
Other income (expense)	$5	$3,796	$(3,791)	(99.9)	$3	$3,538	$(3,535)	(99.9)
Interest and investment income, net	—	(1)	1	(100.0)	26	(1)	27	NM *

Total other income (expense), net	$5	$3,795	$(3,790)	(99.9)	$29	$3,537	$(3,508)	(99.2)

*	not meaningful

Other income (expense) for the three and six months ended June 30, 2011 relates primarily to the impact of foreign currency on our operations. Other income (expense) for the three and six months ended June 30, 2010 consists primarily of income related to the decrease in fair value of our warrants to purchase redeemable preferred shares. All outstanding preferred stock warrants were exercised or converted to common stock warrants immediately prior to the IPO in June 2010.

Provision for income taxes

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
	(Dollars in thousands)
Provision for income taxes	$166	$468	$(302)	(64.5)	$741	$935	$(194)	(20.7)

Income tax expense for the three and six months ended June 30, 2011 primarily consists of a deferred U.S. tax provision for the difference between book and tax treatment of goodwill associated with the acquisitions of Adenyo and InfoSpace Mobile and foreign income taxes. Income tax expense for the three and six months ended June 30, 2010 primarily consists of a deferred U.S. tax provision for the difference between book and tax treatment of goodwill associated with the acquisition of InfoSpace Mobile. We maintain a full valuation allowance against our net deferred tax assets which precludes us from recognizing a tax benefit for our current operating losses. Our historical lack of profitability is a key factor in concluding there is insufficient evidence of our ability to realize any future benefits from our deferred tax assets.

Net loss

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
	(Dollars in thousands)
Net loss	$(4,269)	$(11,590)	$7,321	(63.2)	$(10,410)	$(13,123)	$2,713	(20.7)

Net loss for the three months ended June 30, 2011was $4.3 million, compared to an $11.6 million net loss for the three months ended June 30, 2010. The $7.3 million change in net loss reflects a $4.2 million increase in revenue and a $6.6 million decrease of operating expenses, which includes a $1.2 million reversal of the 2011 bonus accrual recorded in the first quarter of 2011, partially offset by decreased other income of $3.8 million and income taxes of $0.3 million. The decrease of $6.6 million of operating expense was primarily impacted by a $17.5 million stock-based compensation charge in 2010 related to the catch up vesting of restricted stock as a result of the IPO, partially offset by increased expenses related to assuming the business operations of Adenyo.

Net loss for the six months ended June 30, 2011was $10.4 million, compared to a $13.1 million net loss for the six months ended June 30, 2010. The $2.7 million change in net loss reflects the $7.4 million increase of revenue, partially offset by a $1.3 million increase in operating expenses and decreased other income of $3.5 million. The $1.3 million increase of operating expenses was primarily impacted by $6.2 million of acquisition transaction and integration costs, additional expenses related to assuming the business operations of Adenyo, partially offset by a $17.5 million stock-based compensation charge from 2010 and $1.9 million of lower annual bonus accruals.

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

A reconciliation of Adjusted EBITDA to net loss for each of the periods is as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Net loss	$(4,269)	$(11,590)	$(10,410)	$(13,123)
Other income (expense), net	(5)	(3,795)	(29)	(3,537)
Provision for income taxes	166	468	741	935
Depreciation and amortization	5,477	2,980	9,850	6,021
Restructuring	129	—	470	407
Acquisition transaction and integration costs	2,155	—	6,227	—
Stock-based compensation	2,666	18,192	4,810	18,697

Adjusted EBITDA	$6,319	$6,255	$11,659	$9,400

A reconciliation of Adjusted Net Income to net loss for each of the periods is as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Net loss	$(4,269)	$(11,590)	$(10,410)	$(13,123)
Amortization of purchased intangibles	1,265	396	1,694	792
Stock-based compensation	2,666	18,192	4,810	18,697
Restructuring	129	—	470	407
Acquisition transaction and integration costs	2,155	—	6,227	—
Non-cash tax expense	28	468	470	935
Fair value adjustment of warrants	—	(3,810)	—	(3,550)

Adjusted Net Income	$1,974	$3,656	$3,261	$4,158

We believe Adjusted EBITDA and Adjusted Net Income are used by and are useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

•

Adjusted EBITDA is often used by investors to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired; and

•

investors commonly use Adjusted EBITDA and Adjusted Net Income to eliminate the effect of restructuring and stock-based compensation expenses, which vary widely from company to company and impair comparability.

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

Liquidity and Capital Resources

General

Our principal needs for liquidity have been to fund operating losses, working capital requirements, capital expenditures, international expansion, acquisitions, integration and for debt service. Our principal sources of liquidity as of June 30, 2011 consisted of cash and cash equivalents of $3.0 million and our revolving credit facility discussed below under “Credit Facility”. We expect that working capital requirements, capital expenditures and acquisitions will continue to be our principal needs for liquidity over the near term. Working capital requirements are expected to increase as a result of our anticipated growth, both organically and through future acquisitions. The main portion of our capital expenditures has been, and is expected to continue to be, for datacenter facilities and equipment and software development.

On April 14, 2011, we acquired substantially all of the assets of Adenyo and its subsidiaries and assumed certain of Adenyo’s liabilities (including those of its subsidiaries). We paid $48.9 million in cash and issued 3,277,002 shares of common stock, with a fair market value of $43.4 million, as consideration for the Acquisition. The cash consideration includes $1.0 million placed in escrow, all of which we believe is refundable to us based on our working capital calculation completed since the closing of the Acquisition. In addition to these amounts paid, Adenyo may be entitled to receive up to an additional $50 million pursuant to a contingent earn-out. The earn-out consideration is payable in cash, shares of the Company’s common stock, or a mix of both, in our discretion. The amount of contingent earn-out consideration is determined by whether Adenyo meets certain non-GAAP based revenue and EBITDA (as such terms are defined in, and calculated pursuant to the Arrangement Agreement) targets, during the first full twelve calendar months following the closing of the Acquisition. The fair value of the contingent earn-out consideration included in the purchase price consideration of $0.6 million is included in the Condensed Consolidated Balance Sheet in Other current liabilities and is based upon identifying several potential earning scenarios and assigning a probability of each occurring.

On August 4, 2011, we extended our $25 million revolving credit facility to October 12, 2011. As of June 30, 2011, we had $15 million available and no borrowings under the credit facility, and in July 2011, we drew $10 million of the available amount to fund operations, including certain transaction expenses associated with the Adenyo acquisition. Following the borrowing, as of August 9, 2011, we had $4.7 million available under the facility. Depending on the level of cash collections in the third quarter of 2011, we may need to maintain a balance on the revolving line of credit up to its expiration on October 12, 2011. We are currently negotiating a long term credit facility with a group of lenders. We believe that our future cash flow from operations, available cash and cash equivalents and borrowing capacity will be sufficient to meet our liquidity needs, including repayment of the existing balance of $10 million on our current credit facility by the October 12, 2011 expiration date.

A portion of our revenues are generated from large customer contracts which may require us to fund project costs in advance of the billing or collection of milestone payments. As a result of two large customer contracts in particular and the timing of cash collections during the six months ended June 30, 2011, a significant portion of our revenues during the six months ended June 30, 2011 are included in accounts receivable. We recognize revenue from such contracts based on the ratio of costs incurred to the estimated total costs at completion and revenue recognized in excess of billings is recorded within accounts receivable. Of the amounts included in accounts receivable, $12.9 million relates to our contracts where revenue is recognized in excess of actual billings. If we are unable to meet the performance commitments under the contracts or effectively enforce or accurately and timely bill and collect for contracts with our customers, it may have an adverse impact on our cash flow and liquidity.

If our cash flows from operations are less than expected and/or we are unable to negotiate a long term credit facility on acceptable terms, we may need to implement additional cost reduction measures and explore other sources to finance our business, to repay our existing credit facility and to fund any significant acquisitions we might want to pursue. There can be no assurance, however, that we will be able to generate sufficient cash from operations to adequately fund operating needs or ultimately achieve profitability, or that additional financing will be available on acceptable terms, if at all. Our ability to meet our liquidity needs and/or raise additional funds may also be impacted by our legal proceedings. See “Legal Proceedings.” Additional financing sources may also include debt or equity offerings, which could have a dilutive effect on our stockholders.

Cash Flows

As of June 30, 2011 and December 31, 2010, we had cash and cash equivalents of $3.0 million and $78.5 million, respectively. The decrease reflects $11.9 million used in operating activities and $61.2 million used in investing activities, which includes $48.9 million for the acquisition of Adenyo and $2.2 million used in financing activities.

Operating Activities

In the first six months of 2011, operating activities used $11.9 million of cash primarily related to the changes in our operating assets and liabilities as accounts receivable increased by $15.3 million, primarily from $12.9 million of amounts related to our contracts that are in excess of actual billings. The $10.4 million net loss included two primary non-cash items; $9.9 million of depreciation and amortization and $4.8 million of stock-based compensation.

Investing Activities

Net cash used in investing activities was $61.2 million for the six months ended June 30, 2011, as we paid $48.9 million for the acquisition of Adenyo. Excluding the cash impact of the acquisition, cash used in investing activities was $12.3 million for the six months ended June 30, 2011. Investing activities is primarily related to the purchase of property and equipment and capitalization of software development costs. During the first six months of 2011, we had capital expenditures of $12.3 million, relating primarily to our new data center in Delhi, India. Typically, our capital expenditures are for routine purchases of computer equipment to maintain and upgrade our technology infrastructure and for development of software to provide services to our customers. We anticipate future capital expenditures will be for maintenance, support and enhancements of existing technology and continued investments in new technologies. Our software development investments consist primarily of development, testing and deployment of new solutions and new functionality to existing solutions. We expect capital expenditures to be approximately $7.5 million in the second half of 2011.

Financing Activities

Net cash used in financing activities was $2.2 million in the first six months of 2011, primarily due to the payments of tax withholdings on vested shares of restricted stock.

Contingencies and Contractual Obligations

Except for the contingent earn-out obligation for Adenyo discussed above in “Liquidity and Capital Resource – General” and normal operating changes, our contingencies and contractual obligations did not materially change from the information disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or other financing activities with special-purpose entities.

Credit Facility

We are party to a credit facility with Silicon Valley Bank pursuant to which we can borrow up to $25 million in secured loans. At June 30, 2011, our borrowing capability was $15.0 million. The credit facility requires us to maintain a “tangible net worth” of $14 million. The interest rate on any borrowings is based on the lender’s prime rate plus a margin ranging between 50 to 150 basis points depending on our trailing EBITDA. The current interest rate is the minimum interest rate of 5.50%. The credit facility restricts, among other things, our ability to incur indebtedness, create or permit liens on our assets, declare or pay dividends and certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, and enter into transactions with affiliates. As of June 30, 2011 and December 31, 2010, there were no outstanding amounts under the credit facility. As of June 30, 2011, the Company is in compliance with the terms of the credit facility. In July 2011, we drew $10.0 million on the credit facility to fund operations, including certain transaction expenses associated with the Adenyo acquisition. Following the borrowing, as of August 9, 2011, we had $4.7 million available under the facility. On August 4, 2011, we extended our credit facility with Silicon Valley Bank from expiring on August 13, 2011 to October 12, 2011. See “Liquidity and Capital Resource – General”.

New Accounting Pronouncements

In June 2011, the FASB amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under current guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendment becomes effective retrospectively for our interim period ending March 31, 2012. Early adoption is permitted. We do not expect that this guidance will have an impact on our financial position, results of operations or cash flows, as it is disclosure-only in nature.

In May 2011, the FASB amended its guidance to converge fair value measurements and disclosure requirements for fair value measurement under U.S. GAAP with International Financial Reporting Standards (or “IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. The amendment changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendment to result in a change in the application of the requirements in the current authoritative guidance. The amendment becomes effective prospectively for the interim period ending March 31, 2012. Early application is not permitted. We do not expect the amendment to have a material impact on our financial position, results of operations or cash flows.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Interest Rate Risk

At June 30, 2011, we had cash and cash equivalents of $3.0 million. These amounts are held primarily in cash. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

We are exposed to interest rate risk to the extent we incur borrowings under our credit facility. Any borrowings under our revolving credit facility will bear interest at floating rates based on the lender’s prime rate plus a margin ranging between 50 to 150 basis points depending on our trailing EBITDA, with a minimum interest rate of 5.50%. For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. We have drawn $10.0 million from the credit facility in July 2011. We do not believe that a 10% increase in interest rates would have a significant impact on our operating results, future earnings, or liquidity.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On August 12, 2011, Joe Callan filed a putative securities class action complaint in the U.S. District Court, Western District of Washington at Seattle on behalf of all persons who purchased or otherwise acquired common stock of Motricity between June 18, 2010 and August 9, 2011 or in our IPO. The defendants in the case are Motricity, certain of our current and former directors and officers, including Ryan K. Wuerch, James R. Smith, Jr., Allyn P. Hebner, James N. Ryan, Jeffrey A. Bowden, Hunter C. Gary, Brett Icahn, Lady Barbara Judge CBE, Suzanne H. King, Brian V. Turner; and the underwriters in our IPO, including J.P. Morgan Securities, Inc., Goldman, Sachs & Co., Deutsche Bank Securities Inc., RBC Capital Markets Corporation, Robert W. Baird & Co Incorporated, Needham & Company, LLC and Pacific Crest Securities LLC. As of this date, we have not been served with the complaint. The complaint alleges violations under Sections 11 and 15 of the Securities Act of 1933, as amended, and Section 20(a) of the Securities Exchange Act of 1934, as amended, by all defendants and under Sections 10(b) of the Securities Exchange Act of 1934, as amended, by Motricity and those of our former and current officers who are named as defendants. The complaint seeks, inter alia, damages, including interest and plaintiff’s costs and rescission. We intend to vigorously defend against these claims. As this matter is at a very early stage, at this time, we are not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

(a) Index to Exhibits

EXHIBIT NO.	DESCRIPTION

10.1	Agreement by and between Brian Turner and Motricity, Inc. dated July 11, 2011 (incorporated by reference to Exhibit 10.1 to Motricity, Inc. Current Report on Form 8-K, filed on July 15, 2011).

10.2	Amendment to Loan and Security Agreement between Motricity, Inc. and Silicon Valley Bank, dated August 4, 2011 (incorporated by reference to Exhibit 10.1 to Motricity, Inc. Current Report on Form 8-K, filed on August 9, 2011).

31.1	Certification of Ryan K. Wuerch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Allyn P. Hebner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.**

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTRICITY, INC.

Date: August 15, 2011	By:	/s/ Ryan K. Wuerch
Ryan K. Wuerch
Chief Executive Officer

Date: August 15, 2011	By:	/s/ Allyn P. Hebner
Allyn P. Hebner
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

10.1	Agreement by and between Brian Turner and Motricity, Inc. dated July 11, 2011 (incorporated by reference to Exhibit 10.1 to Motricity, Inc. Current Report on Form 8-K, filed on July 15, 2011).

10.2	Amendment to Loan and Security Agreement between Motricity, Inc. and Silicon Valley Bank, dated August 4, 2011 (incorporated by reference to Exhibit 10.1 to Motricity, Inc. Current Report on Form 8-K, filed on August 9, 2011).

31.1	Certification of Ryan K. Wuerch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Allyn P. Hebner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.**

*	Filed herewith.

**	Furnished herewith.