Form 10-Q/A
period 2011-06-30
MOTRICITY INC
filed 2011-08-18
CIK 1336691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to Motricity, Inc.’s quarterly report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405(a)(2) of Regulation S-T. Exhibit 101 consists of the following materials related to the Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

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

31.1	Certification of Ryan K. Wuerch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Allyn P. Hebner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.**

101.INS	XBRL Instance Document.***

101.SCH	XBRL Taxonomy Extension Schema Document.***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.***

*	Filed as Exhibit to Motricity, Inc.’s quarterly report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011.

**	Furnished as Exhibit to Motricity, Inc.’s quarterly report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011.

***	Submitted electronically herewith. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTRICITY, INC.

Date: August 18, 2011	By:	/s/ Allyn P. Hebner
Allyn P. Hebner
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

10.1	Agreement by and between Brian Turner and Motricity, Inc. dated July 11, 2011 (incorporated by reference to Exhibit 10.1 to Motricity, Inc. Current Report on Form 8-K, filed on July 15, 2011).

10.2

Amendment to Loan and Security Agreement between Motricity, Inc. and Silicon Valley Bank, dated August 4, 2011 (incorporated by reference to Exhibit 10.1 to Motricity, Inc. Current Report on Form 8-K, filed on August 9, 2011).

31.1	Certification of Ryan K. Wuerch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Allyn P. Hebner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.**

101.INS	XBRL Instance Document.***

101.SCH	XBRL Taxonomy Extension Schema Document.***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.***

*	Filed as Exhibit to Motricity, Inc.’s quarterly report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011.

**	Furnished as Exhibit to Motricity, Inc.’s quarterly report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011.

***	Submitted electronically herewith. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.