Form 10-Q
period 2011-09-30
MOTRICITY INC
filed 2011-11-21
CIK 1336691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of November 16, 2011 there were 46,239,419 shares of the registrant's common stock, par value of $0.001 per share, outstanding.

PART I
FINANCIAL INFORMATION

Item 1.     Financial Statements

Motricity, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$17,745	$78,519
Restricted short-term investments	434	335
Accounts receivable, net of allowance for doubtful accounts of $1,339 and $446, respectively	41,193	29,438
Prepaid expenses and other current assets	6,344	6,698
Total current assets	65,716	114,990
Property and equipment, net	17,194	24,339
Goodwill	26,506	74,658
Intangible assets, net	11,010	17,693
Other assets	375	134
Total assets	$120,801	$231,814

Liabilities, redeemable preferred stock and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$27,960	$16,822
Accrued compensation	6,049	13,666
Deferred revenue, current portion	1,163	746
Debt facilities, current portion	20,495	—
Other current liabilities	5,213	981
Total current liabilities	60,880	32,215
Deferred revenue, net of current portion	5	131
Deferred tax liability	—	5,328
Other noncurrent liabilities	1,303	714
Total liabilities	62,188	38,388

Redeemable preferred stock	—	49,862
Stockholders’ equity
Common stock, $0.001 par value; 625,000,000 shares authorized; 46,239,419 and 40,721,754 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	46	41
Additional paid-in capital	569,109	467,565
Accumulated deficit	(509,036)	(324,088)
Accumulated other comprehensive income (loss)	(1,506)	46
Total stockholders’ equity	58,613	143,564
Total liabilities, redeemable preferred stock and stockholders’ equity	$120,801	$231,814
The accompanying notes are an integral part of these condensed consolidated financial statements.

Motricity, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share data and per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue
Managed services	$26,277	$25,201	$80,080	$67,994
Professional services	4,052	12,685	17,089	29,380
Total revenues	30,329	37,886	97,169	97,374

Operating expenses
Direct third-party expenses	5,285	8,300	14,444	12,013
Datacenter and network operations, excluding depreciation	6,798	7,496	19,713	23,125
Product development and sustainment, excluding depreciation	17,025	5,825	31,506	20,189
Sales and marketing, excluding depreciation	5,279	3,310	14,357	10,316
General and administrative, excluding depreciation	8,216	5,986	22,574	34,059
Depreciation and amortization	3,425	3,059	13,275	9,080
Impairment charges	162,305	—	162,305	—
Acquisition transaction and integration costs	(232)	—	5,995	—
Restructuring	4,664	—	5,134	407
Total operating expenses	212,765	33,976	289,303	109,189
Operating income (loss)	(182,436)	3,910	(192,134)	(11,815)
Other income (expense), net
Other income	13	9	16	3,547
Interest and investment income, net	1	5	27	4
Interest expense	(189)	—	(189)	—
Other income (expense), net	(175)	14	(146)	3,551
Income (loss) before income taxes	(182,611)	3,924	(192,280)	(8,264)
Provision for income taxes	(8,073)	668	(7,332)	1,603
Net income (loss)	(174,538)	3,256	(184,948)	(9,867)
Accretion of redeemable preferred stock	—	(104)	—	(12,015)
Series H redeemable preferred stock dividends	—	(443)	—	(443)
Series D1 preferred stock dividends	—	—	—	(332)
Net income (loss) attributable to common stockholders	$(174,538)	$2,709	$(184,948)	$(22,657)
Net income (loss) per share attributable to common stockholders – basic and diluted	(3.80)	0.07	(4.16)	(1.28)
Weighted-average common shares outstanding – basic	45,877,275	38,044,055	44,489,853	17,693,397
Weighted-average common shares outstanding – diluted	45,877,275	38,719,689	44,489,853	17,693,397

Depreciation and amortization by function
Datacenter and network operations	$1,703	$2,017	$6,886	$6,004
Product development and sustainment	875	506	3,527	1,536
Sales and marketing	755	453	2,492	1,268
General and administrative	92	83	370	272
Total depreciation and amortization	$3,425	$3,059	$13,275	$9,080
The accompanying notes are an integral part of these condensed consolidated financial statements.

Motricity, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data and per share amounts)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount				Total
Balance as of December 31, 2009	7,338,769	$17,393	7,633,786	$115	$—	$(306,443)	$114	$(288,821)
Other comprehensive loss:
Net loss	—	—	—	—	—	(7,015)	—	(7,015)
Foreign currency translation adjustment	—	—	—	—	—	—	(68)	(68)
Other comprehensive loss								(7,083)
Conversion of preferred stock to common stock	(7,338,769)	(17,393)	725	1	17,393	—	—	1
Conversion of redeemable preferred stock to common stock	—	—	26,163,440	26	380,497	—	—	380,523
Sale of common stock, net of issuance costs of $7,318	—	—	6,000,000	6	48,482	—	—	48,488
Conversion of redeemable preferred stock warrants to common stock warrants	—	—	—	—	1,463	—	—	1,463
Restricted stock activity	—	—	(12,728)	—	(2,730)	—	—	(2,730)
Exercise of common stock options and warrants	—	—	936,531	2	1,706	—	—	1,708
Reverse stock split	—	—	—	(109)	109	—	—	—
Stock-based compensation expense	—	—	—	—	22,976	—	—	22,976
Accretion of redeemable preferred stock	—	—	—	—	(1,463)	(10,630)	—	(12,093)
Series H redeemable preferred stock dividend	—	—	—	—	(868)	—	—	(868)
Balance as of December 31, 2010	—	—	40,721,754	41	467,565	(324,088)	46	143,564
Other comprehensive loss:
Net loss	—	—	—	—	—	(184,948)	—	(184,948)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,552)	(1,552)
Other comprehensive loss								(186,500)
Common stock issued in business acquisition	—	—	3,277,002	3	43,351	—	—	43,354
Conversion of redeemable preferred stock to common stock	—	—	2,348,181	2	49,861	—	—	49,863
Restricted stock activity	—	—	(126,826)	—	(666)	—	—	(666)
Exercise of common stock options and warrants	—	—	19,308	—	198	—	—	198
Stock-based compensation expense	—	—	—	—	8,800	—	—	8,800
Balance as of September 30, 2011	—	$—	46,239,419	$46	$569,109	$(509,036)	$(1,506)	$58,613
The accompanying notes are an integral part of these condensed consolidated financial statements.

Motricity, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(184,948)	$(9,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,275	9,080
Change in fair value of redeemable preferred stock warrants	—	(3,550)
Loss on disposition of assets held for sale	5	407
Stock-based compensation expense	8,800	20,692
Deferred tax liability	(7,598)	1,402
Impairment charges	162,305	—
Other non-cash adjustments	1,169	268
Changes in operating assets and liabilities, net of effect of business acquisition
Accounts receivable	(7,601)	(14,418)
Prepaid expenses and other assets	2,122	(1,824)
Other long-term assets	(71)	2,201
Accounts payable and accrued expenses	(335)	2,637
Deferred revenue	(264)	(10,847)
Net cash used in operating activities	(13,141)	(3,819)
Cash flows from investing activities
Purchase of property and equipment	(9,338)	(5,298)
Capitalization of software development costs	(6,148)	(6,661)
Payments for business acquisition	(48,858)	—
Proceeds of assets held for sale	—	1,199
Net cash used in investing activities	(64,344)	(10,760)
Cash flows from financing activities
Net proceeds from sale of common stock	—	48,950
Proceeds from debt facilities	30,000	—
Repayments of debt facilities	(10,000)	—
Cash paid for tax withholdings on restricted stock	(3,344)	—
Proceeds from exercise of common stock options	199	154
Restricted short-term investments	(99)	650
Other financing activity	379	—
Net cash provided by financing activities	17,135	49,754
Effect of exchange rate changes on cash and cash equivalents	(424)	(81)
Net increase (decrease) in cash and cash equivalents	(60,774)	35,094
Cash and cash equivalents at beginning of period	78,519	35,945
Cash and cash equivalents at end of period	$17,745	$71,039

Supplemental schedule of noncash investing activities:
Common stock issued for business acquisition	$43,354	—
Conversion of Series H redeemable preferred stock to common stock	$49,863	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Motricity, Inc.

Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)
(unaudited)

1.Organization
Motricity, Inc. (the “Company” or “we”) is a leading provider of mobile data solutions and services that enable wireless carriers to deliver high value mobile data services to their subscribers. In addition, we provide mobile marketing, advertising and merchandising solutions to brands, advertising agencies and mobile operators around the globe. Our SaaS based mCore platform and solution set enables wireless carriers to deliver customized, carrier-branded mobile data services to their wireless subscribers and assists businesses to offer a complete and integrated mobile experience to their customers, including mobile advertising, websites, applications, merchandising and messaging. Furthermore, through our predictive analytics capabilities, we empower relevant and targeted consumer experiences that leverage the mobile medium to drive brand awareness, interaction and commerce for our customers.
On April 23, 2010, our Board of Directors approved an amendment to our Amended and Restated Certificate of Incorporation to effect a 15-to-1 split of our common stock. The reverse stock split was effected on June 15, 2010 in connection with the completion of our initial public offering (or “IPO”). All information related to common stock, options and warrants to purchase common stock and earnings per share included in the accompanying consolidated financial statements has been retroactively adjusted to give effect to the reverse stock split.
On June 23, 2010, we completed our offering of 6,000,000 shares of common stock in an IPO. 5,000,000 shares of common stock were sold at a per share price of $10.00 and 1,000,000 shares of common stock were sold directly to entities affiliated with Mr. Carl C. Icahn for a per share price of $10.00 less discounts and commissions, resulting in net proceeds of approximately $48,500. At the closing of the IPO, 303.9 million shares of redeemable preferred stock (Series A, B, C, D, E, F, G and I) were converted into 25.3 million shares of common stock and 7.3 million shares of Series D1 preferred stock were converted into 0.7 million shares of common stock. Series H redeemable preferred stock was the only class of preferred stock outstanding as of December 31, 2010. On January 3, 2011, all outstanding and accrued shares of Series H redeemable preferred stock were converted into 2,348,181 shares of common stock.
On April 14, 2011, we acquired substantially all of the assets of Adenyo Inc. (or “Adenyo”) and its subsidiaries and assumed certain of Adenyo's liabilities (including those of its subsidiaries) (the “Acquisition”). The assets include Adenyo's interest in a subsidiary, equipment, software, accounts receivable, licenses, intellectual property, customer lists, supplier lists and contractual rights. Adenyo is a mobile marketing, advertising and analytics solutions provider with operations in the United States, Canada and France.
As of June 30, 2011, we had a minimum of $15,000 available and no borrowings under our revolving credit facility. In July 2011, we drew $10,000 of the available amount to fund operations, including certain transaction expenses associated with the Adenyo acquisition. On September 16, 2011, we borrowed $20,000 from High River Limited Partnership (a related party) pursuant to a secured term loan which was amended on November 14, 2011 (the “Term Loan”). A portion of the net proceeds from the Term Loan was used to repay in full the amounts outstanding under our revolving credit facility and canceled the existing letters of credit. We terminated our revolving credit facility on September 16, 2011.
The Term Loan is represented by a promissory note and a security agreement. The Term Loan accrues interest at 9% per year, which is paid-in-kind quarterly through capitalizing interest and adding it to the principal balance, and is secured by a first lien on substantially all of our assets. The principal and interest are due and payable at maturity on June 14, 2012. Subject to certain exceptions, the Term Loan restricts, among other things, our ability to incur indebtedness, create or permit liens on our assets, declare or pay dividends and certain other restricted payments, or enter into certain extraordinary transactions. Subject to certain limited exceptions, the Term Loan is subject to mandatory prepayment (without premium or penalty) from the net proceeds of corporate transactions, including dispositions of assets outside of the ordinary course of business or the issuance of additional debt or equity securities. The Term Loan requires our subsidiaries to guaranty the facility to the extent that it would cure the circumstance in which Motricity receivables (excluding any accounts receivable that are more than 60 days past due and without considering receivables of our subsidiaries) are less than 65% of the aggregate receivables. We may prepay the loan in whole or in part at any time without premium or penalty.
On September 22, 2011, we announced our intent to explore strategic options, including a spin-off, sale or other transaction involving our carrier business and mobile marketing and advertising business. We have hired GCA Savvian Advisors, LLC to assist us in exploring these strategic options. We are also reviewing various financing options, including a conventional longer-term financing and a rights offering. The purpose of this additional financing would be to repay the Term Loan and to provide further funding for the Company and its business units. The Company cannot assure that it will be

Motricity, Inc.

Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)
(unaudited)

successful in exploring, pursuing or completing any of its strategic or financing options.
A portion of our revenues are generated from large customer contracts which may require us to fund project costs in advance of the billing or collection of milestone payments. As a result of two large customer contracts in particular and the timing of cash collections during the nine months ended September 30, 2011, a significant portion of our revenues during the nine months ended September 30, 2011 are included in accounts receivable. We recognize revenue from such contracts based on the ratio of costs incurred to the estimated total costs at completion and revenue recognized in excess of billings is recorded within accounts receivable. Of the amounts included in accounts receivable, $9,713 relates to our contracts where revenue is recognized in excess of actual billings. If we are unable to meet the performance commitments under the contracts or effectively enforce or accurately and timely bill and collect for contracts with our customers, it may have an adverse impact on our cash flow and liquidity.
We believe that our future cash flow from operations, available cash and cash equivalents and borrowing capacity will be sufficient to meet our short term liquidity needs. Our longer-term liquidity, including our ability to repay our term loan and execute on our longer term business plan is contingent on our future operating performance, our ability to successfully realign our costs and strategic path, the effect of any strategic alternatives we may pursue and our ability to meet financial covenants under any indebtedness we may incur. We cannot assure that sufficient additional or alternative financing will be available on acceptable terms, if at all, or that we will generate sufficient funds from operations to repay our term loan when due or to adequately fund our longer term operating needs. If we are unable to raise funds through a rights offering or to negotiate a long term credit facility on acceptable terms, we may need to implement additional cost reduction measures and explore other sources to fund our longer term business needs and repay the Term Loan when due. Our failure to do so could result, among other things, in a default under the Term Loan, loss of our customers and a loss of your entire investment. Our ability to meet our liquidity needs or raise additional funds may also be impacted by the legal proceedings discussed in Note 10-Legal Proceedings. Additional financing sources may also include debt or equity offerings, which could have a dilutive effect on our stockholders.

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
The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year or for any other period.
Reclassifications
Under contractual arrangements where our software is licensed to the customer and requires significant production, modification or customization of the software, the entire arrangement is accounted for under software revenue accounting in conformity with contract accounting. Under contract accounting, when no elements under the arrangement qualify to be separated, we recognize revenue for the entire arrangement using the cost-to-cost percentage of completion method of accounting. Since managed services revenue cannot be specifically identified within each contractual relationship, we make a reasonable estimate as to the classification of this revenue between managed services revenue and professional services revenue.
During the three months ended September 30, 2011, we adjusted our methodology for classifying revenues associated

Motricity, Inc.

Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)
(unaudited)

with percentage of completion contracts that contain both managed services revenue and professional services revenue. Management has reviewed the revenue recorded to date and determined that a reclassification to increase the amount of managed services revenue and decrease the amount of professional services revenue is necessary to accurately reflect the nature of the contracts. In our Consolidated Statements of Operations, we reclassified the following amounts from Professional services revenue to Managed services revenue: $1,000 for the three months ended September 30, 2010; $2,000 for the three months ended December 31, 2010; $2,500 for the three months ended March 31, 2011; and $1,750 for the three months ended June 30, 2011. These reclassifications did not impact the amount of total revenue recognized in each period.
Impairment Charges
Based upon a combination of factors occurring in the three months ended September 30, 2011, including the reduction in the actual and anticipated performance of acquired businesses below our expectations and the significant decline of our market capitalization below the book value of our net assets, we evaluated our long-lived assets and goodwill for impairment. Goodwill is impaired when its carrying amount exceeds its implied fair value. Because our entire enterprise represents one reporting unit, we compared our fair value, as measured by market capitalization, to the net carrying value of our assets. This comparison indicated impairment as our fair value was lower than the net carrying value of our assets and represented the first step in the two step impairment test prescribed by ASC Topic 350, Intangibles - Goodwill and Other. As the fair value of goodwill can be measured only as a residual and cannot be measured directly, we first evaluated our long-lived tangible and intangible assets, excluding goodwill, for impairment, revalued those assets accordingly and then measured the goodwill impairment.
In order to test for impairment, we grouped our long-lived tangible and intangible assets, excluding goodwill, at the lowest level for which we could separately identify cash flows. We then applied the two step impairment test prescribed by ASC Topic 360-Property, Plant, and Equipment. To perform this test, we used an estimate of the undiscounted net cash flows associated with each asset group in measuring whether the carrying amount of each asset group is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between each asset group's carrying value and each asset group's estimated fair value. We used an income approach to determine the fair value of each asset group.
We then performed the second step of the goodwill impairment test prescribed by ASC Topic 350, Intangibles - Goodwill and Other. This analysis required us to measure the implied fair value of goodwill using a weighted average analysis of the present value of future discounted cash flows and market valuation approach. The implied goodwill amount is determined by allocating our estimated fair value to assets and liabilities, including intangible assets such as completed technology, customer lists and trademarks and trade names using a hypothetical purchase price allocation as if we had been acquired in a business combination as of the date of the impairment test. The following table outlines impairment charges resulting from these analyses:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Goodwill	$123,451	$—	$123,451	$—
Intangible assets	31,090	—	31,090	—
Property and equipment	7,764	—	7,764	—
Total impairment charges	$162,305	$—	$162,305	$—
These charges represent our best estimate of the impairment incurred during the three months ended September 30, 2011. The final amount of the impairment charge will be determined in the fourth quarter of 2011 and may require an adjustment to the estimated amounts. Such adjustment may be material.
Contracts Expected to be Completed at a Loss
Management regularly reviews the overall profitability and underlying estimates of each contractual arrangement. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. Provisions for estimated losses, if any, are recognized in the period in which the loss becomes evident. During the three months ended September 30, 2011, we recognized

Motricity, Inc.

Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)
(unaudited)

$3,959 of expenses associated with contracts currently expected to be completed at a loss. These expenses are included in Other current liabilities within the Condensed Consolidated Balance Sheets.
Self Insurance
Effective January 1, 2011, we self-insure for certain employee health and welfare-related benefit claims in the United States. We estimate a liability for aggregate claims below stop-loss coverage limits based on claim estimates of the ultimate costs to be incurred to settle known and unknown claims as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors including historical trends, actuarial assumptions, changes in covered employees and economic conditions. This liability could be affected if future occurrences and claims differ materially from these assumptions and historical trends. Our individual stop-loss amount is $75 per individual. As of September 30, 2011, an accrual of $430 related to estimated claims was included in Other current liabilities.
Fair Value of Financial Instruments
As of September 30, 2011 and December 31, 2010, we had $17,745 and $78,519 of cash and cash equivalents, respectively, and $434 and $335 of restricted short-term investments, respectively. As of September 30, 2011 and December 31, 2010, cash equivalents were comprised of money market funds totaling $0 and $58,970, respectively. Restricted short-term investments were evaluated using quoted market prices (Level 1) to determine their fair value. In addition, the carrying amount of certain financial instruments, including accounts receivable, accounts payable and accrued expenses approximates fair value due to their short maturities.
Prior to our IPO in June 2010, the freestanding warrants that were related to our redeemable preferred stock were classified as liabilities and due to the lack of availability of observable market quotes for these securities, the fair value was estimated based on a Black-Scholes valuation model which utilized inputs based on management estimates. Significant inputs to the valuation were unobservable in active markets and were classified as Level 3. The decrease in the Level 3 securities of $(3,550) for the nine months ended September 30, 2010 was due primarily to changes in the estimated fair value of the Company's stock. The change in the fair value was recorded within Other income (expense). As a result of the conversion of the redeemable preferred stock in conjunction with the IPO, all freestanding warrants that were classified as liabilities have been exercised or converted into common stock warrants. As of September 30, 2011, we have no Level 3 securities. There were no transfers between levels in the fair value hierarchy during the nine months ended September 30, 2011 or September 30, 2010.
Recent Accounting Pronouncements
In June 2011, the FASB amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under current guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholders' equity has been eliminated. The amendment becomes effective retrospectively for our interim period ending March 31, 2012. Early adoption is permitted. We do not expect that this guidance will have an impact on our financial position, results of operations or cash flows as it is disclosure-only in nature.
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
On September 15, 2011, the FASB amended its guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value

Motricity, Inc.

Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)
(unaudited)

of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The guidance does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the guidance does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not expect the amendment to have a material impact on our financial position, results of operations or cash flows.

3.     Business Combination
Acquisition of Adenyo Inc.
On April 14, 2011, we acquired substantially all of the assets of Adenyo Inc. and its subsidiaries and assumed certain liabilities, pursuant to an Arrangement Agreement (the “Arrangement Agreement”), dated as of March 12, 2011, by and among Adenyo Inc., Motricity Canada Inc. (formerly 7761520 Canada Inc.), Motricity Inc. and the other parties thereto. The assets include Adenyo's interest in a subsidiary, equipment, software, accounts receivable, licenses, intellectual property, customer lists, supplier lists and contractual rights. Adenyo is a mobile marketing, advertising and analytics solutions provider with operations in the United States, Canada and France. With Adenyo's mobile advertising, marketing and analytics technology, we should be well positioned to capitalize on the growth in our industry.
We paid $48,858 in cash and issued 3,277,002 shares of common stock, with a fair market value of $43,354, as consideration for the Acquisition. The cash consideration includes $1,000 placed in escrow, although we believe the total escrow amount is refundable to us, based on our working capital calculation made pursuant to the Arrangement Agreement. Adenyo is disputing our working capital calculation. At September 30, 2011 this $1,000 is included in Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.
In addition to these amounts paid, Adenyo may be entitled to receive up to an additional $50,000 pursuant to a contingent earn-out. The earn-out consideration is payable in cash, shares of the Company's common stock, or a mix of both, at our discretion, and any shares will be valued based on a 10-day average closing price prior to their issuance. The amount of contingent earn-out consideration is determined by whether Adenyo meets certain non-GAAP based revenue and EBITDA (as such terms are defined in, and calculated pursuant to the Arrangement Agreement) targets, during the first full twelve calendar months following the closing of the Acquisition. At June 30, 2011 the fair value of the contingent earn-out consideration included in the purchase price consideration of $615 was included in the Condensed Consolidated Balance Sheet in Other current liabilities. This balance was based upon identifying several potential earning scenarios and assigning a probability of each occurring. This measurement is based on significant inputs not observable in the market, which are deemed to be Level 3 inputs. Based on Adenyo's performance against the non-GAAP based revenue and EBITDA defined in and calculated pursuant to the Arrangement Agreement during the three months ended September 30, 2011, it was determined that it was not probable that Adenyo would receive the contingent earn-out. We reversed the $615 liability by reducing General and administrative expenses, excluding depreciation in our Condensed Consolidated Statement of Operations.
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

The fair value of the 3,277,002 common shares issued as part of the consideration paid was determined on the basis of the closing market price of Motricity, Inc.'s common shares on the acquisition date. In order to complete the acquisition and integrate Adenyo's technology and business operations we have incurred $5,995 of acquisition transaction and integration costs during the nine months ended September 30, 2011.
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
The goodwill of $76,016 arising from the acquisition consists largely of Motricity-specific synergies expected from combining acquired and existing operations, as well as the ability to attract new customers and develop new technologies post combination.

The impairment charges for the three months ended September 30, 2011, included $7,949 of customer relationships and $3,025 of technology acquired in the Adenyo acquisition. The impairment charges also included an amount for goodwill, see Note 2-Summary of Significant Accounting Policies for more information.
The following pro forma summary presents the effect of the acquisition of Adenyo on our consolidated financial results as though Adenyo had been acquired as of January 1, 2010:

	Revenue	Net Loss
Supplemental pro forma from January 1, 2011 to September 30, 2011	$101,445	$(192,298)
Supplemental pro forma from January 1, 2010 to December 31, 2010	$149,310	$(36,767)

The information is presented on an annual basis as it is impracticable to disclose the quarterly information for Adenyo.

Motricity, Inc.

Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)
(unaudited)

4.     Goodwill and Intangible Assets
Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2011 are as follows:

Goodwill balance as of January 1, 2011	$74,658
Goodwill acquired in 2011	76,016
Impairment of goodwill	(123,451)
Effect of foreign currency translation	(717)
Goodwill balance as of September 30, 2011	$26,506
Goodwill acquired in 2011 relates to our acquisition of Adenyo, see Note 3-Business Combination for more information. A portion of the Goodwill acquired in 2011 is denominated in Canadian dollars. The effect of foreign currency translation of $(717) is the result of the change in the value of the U.S. dollar and the value of the Canadian dollar between the acquisition date and September 30, 2011.
Based upon a combination of factors, including the reduction in the actual and anticipated performance of acquired businesses below our expectations, as well as the recent decline of our market capitalization significantly below the book value of our net assets, as of September 30, 2011, we determined that our goodwill was impaired. This evaluation resulted in a non-cash impairment charge of $(123,451).
Of the remaining goodwill, $16,188 of goodwill recognized in the United States and the 75% of the $5,753 of goodwill recognized in Canada is expected to be deductible for income tax purposes. None of the goodwill recognized in France is expected to be tax deductible. See Note 2-Summary of Significant Accounting Policies for more information. These charges represent our best estimate of the impairment incurred during the three months ended September 30, 2011. The final amount of the impairment charge will be determined in the fourth quarter of 2011 and may require an adjustment to the estimated amounts. Such adjustment may be material.
Intangible Assets
Intangible assets include assets capitalized as a result of our acquisitions and certain software products to be sold, leased or otherwise marketed as a component of the solutions we provide to our customers. Information regarding our intangible assets is as follows:

	As of December 31, 2010					As of September 30, 2011
	Net Carrying Amount	Capitalized Software	Fair Value Acquired	Amortization	Impairment	Net Carrying Amount
Customer relationships	$9,108	$—	$10,496	$(1,615)	$(16,056)	$1,933
Capitalized software	8,585	6,148	—	(1,753)	(12,009)	971
Technology	—	—	11,902	(613)	(3,025)	8,264
Trade name	—	—	124	(17)	—	107
Total	$17,693	$6,148	$22,522	$(3,998)	$(31,090)	11,275
Effect of foreign currency translation						(265)
Total intangible assets						11,010

The impairment analysis we conducted for the period ended September 30, 2011 resulted in the impairment of intangible assets. These charges represent our best estimate of the impairment incurred during the three months ended September 30, 2011. The final amount of the impairment charge will be determined in the fourth quarter of 2011 and may require an adjustment to the estimated amounts. Such adjustment may be material. See Note 2-Summary of Significant Accounting Policies for more information.

Motricity, Inc.

Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)
(unaudited)

5.     Restructuring
In 2007, we acquired InfoSpace Mobile. As a result of the subsequent integration activities, we elected to move our corporate headquarters from Durham, North Carolina to Bellevue, Washington and eliminate redundant functions and positions. We incurred expenses to relocate certain employees and the functions of headquarters to the Bellevue location. The nine months ended September 30, 2010 includes $407 of restructuring charges related to a loss on the sale of the Chief Executive Officer's home due to the relocation of our headquarters. See Note 9-Related Party Transactions for additional information regarding the purchase of the home in 2008.
In anticipation of the synergies associated with our acquisition of Adenyo, completed on April 14, 2011, we initiated our restructuring plan in Europe in February 2011. In addition to other restructuring activities, during the three months ended September 30, 2011, we terminated employment of the chief executive officer, chief financial officer, chief development officer and general counsel. During the three months ended September 30, 2011, we incurred $4,664 of restructuring charges primarily related to voluntary and involuntary termination benefits and stock-based compensation charges related to the acceleration of equity awards given to employees that were terminated. These restructuring charges include $1,356 involuntary termination benefits that have been committed to but not yet paid and are included in Accrued compensation on the Condensed Consolidated Balance Sheets. We expect to pay these benefits by September 30, 2012.

6.     Debt Facilities
In July 2011, we made withdrawals totaling $10,000 from our $25,000 revolving credit facility in order to fund operations, including certain transaction expenses associated with the Adenyo acquisition. The revolving credit facility was to expire on October 12, 2011.
On September 16, 2011, we borrowed $20,000 from High River Limited Partnership pursuant to a secured term loan. A portion of the net proceeds from the Term Loan was used to repay in full the amounts outstanding under our revolving credit facility. We terminated our revolving credit facility on September 16, 2011.
The Term Loan is represented by a promissory note and a security agreement. The Term Loan accrues interest at 9% per year, which is paid-in-kind quarterly through capitalizing interest and adding it to the principal balance, and is secured by a first lien on substantially all of our assets. The principal and interest are due and payable at maturity on June 14, 2012, due to the Term Loan amendment on November 14, 2011. Subject to certain exceptions, the Term Loan restricts, among other things, our ability to incur indebtedness, create or permit liens on our assets, declare or pay dividends and certain other restricted payments, or enter into certain extraordinary transactions. Subject to certain limited exceptions, the Term Loan is subject to mandatory prepayment (without premium or penalty) from the net proceeds of corporate transactions, including dispositions of assets outside of the ordinary course of business or the issuance of additional debt or equity securities. The Term Loan requires our subsidiaries to guaranty the facility to the extent that it would cure the circumstance in which Motricity receivables (excluding any accounts receivable that are more than 60 days past due and without considering receivables of our subsidiaries) are less than 65% of the aggregate receivables. We may prepay the loan in whole or in part at any time without premium or penalty.
High River Limited Partnership is beneficially owned by Carl C. Icahn, a beneficial holder of approximately 16.6% of the Company's outstanding shares. Brett C. Icahn, a director of the Company, is the son of Carl C. Icahn, and Hunter C. Gary, a director of the Company, is married to Carl C. Icahn's wife's daughter. The Company's agreement with High River Limited Partnership was the product of arm's length negotiations and was unanimously approved by a committee of disinterested directors of the Company's Board of Directors.
7.     Redeemable Preferred Stock
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
On January 3, 2011, all outstanding and accrued shares of Series H redeemable preferred stock were converted into 2,348,181 shares of common stock as the average closing price of our common stock was higher than $21.99 per common

Motricity, Inc.

Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)
(unaudited)

share during the 90-day period prior to December 29, 2010.

8.     Net Income (Loss) Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stock holders for the period indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income (loss) attributable to common stockholders	$(174,538)	$2,709	$(184,948)	$(22,657)
Weighted-average common shares outstanding - basic	45,877,275	38,044,055	44,489,853	17,693,397
Effect of dilutive securities:
Stock options	—	33,232	—	—
Restricted stock	—	642,402	—	—
Weighted-average common shares outstanding - diluted	45,877,275	38,719,689	44,489,853	17,693,397
Net income (loss) per share attributable to common stockholders – basic and diluted	$(3.80)	$0.07	$(4.16)	$(1.28)

Basic and diluted net income (loss) per share attributable to common stockholders has been computed based on net income (loss) and the weighted-average number of common shares outstanding during the applicable period. We calculate potentially dilutive incremental shares issuable using the treasury stock method and the if-converted method, as applicable. The treasury stock method assumes that the proceeds received from the exercise of stock options and warrants, as well as stock option and restricted stock expense yet to be recorded for unvested shares would be used to repurchase common shares in the market at the average stock price during the period. We have excluded options to purchase common stock, restricted stock and warrants to purchase common stock, when the potentially issuable shares covered by these securities are antidilutive. The following table presents the outstanding potentially antidilutive securities at each period end not included in net income (loss) attributable to common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Options to purchase common stock	2,387,622	1,709,966	2,387,622	1,743,198
Restricted stock	469,116	1,359,899	469,116	2,002,301
Series H redeemable preferred stock	—	2,364,413	—	2,364,413
Warrants to purchase common stock	2,143,846	3,566,448	2,143,846	3,566,448
Total securities excluded from net loss per share attributable to common stockholders	5,000,584	9,000,726	5,000,584	9,676,360

9.     Related Party Transactions
During 2008, in connection with the relocation of our headquarters to Bellevue, Washington, we paid a relocation services company to purchase, on our behalf, the Chief Executive Officer's home in North Carolina for $1,983, plus administrative fees. As a result of market conditions, we recorded restructuring charges of $342 in 2008 and $203 in 2009 related to the home. In March 2010, the home was sold for net proceeds of $1,199, and a loss on the sale of $407 was recorded as restructuring expense.
On September 16, 2011, we borrowed $20,000 from High River Limited Partnership pursuant to a secured term loan, which was amended on November 14, 2011. High River Limited Partnership is beneficially owned by Carl C. Icahn, a beneficial holder of approximately 16.6% of the Company's outstanding shares. Brett C. Icahn, a director of the Company, is the son of Carl C. Icahn, and Hunter C. Gary, a director of the Company, is married to Carl C. Icahn's wife's daughter. See Note 6-Debt Facilities for more information.

Motricity, Inc.

Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)
(unaudited)

10.     Legal Proceedings
Putative Securities Class Action. We previously announced that Joe Callan filed a putative securities class action complaint in the U.S. District Court, Western District of Washington at Seattle on behalf of all persons who purchased or otherwise acquired common stock of Motricity between June 18, 2010 and August 9, 2011 or in our IPO. The defendants in the case are Motricity, certain of our current and former directors and officers, including Ryan K. Wuerch, James R. Smith, Jr., Allyn P. Hebner, James N. Ryan, Jeffrey A. Bowden, Hunter C. Gary, Brett Icahn, Lady Barbara Judge CBE, Suzanne H. King, Brian V. Turner; and the underwriters in our IPO, including J.P. Morgan Securities, Inc., Goldman, Sachs & Co., Deutsche Bank Securities Inc., RBC Capital Markets Corporation, Robert W. Baird & Co Incorporated, Needham & Company, LLC and Pacific Crest Securities LLC. The complaint alleges violations under Sections 11 and 15 of the Securities Act of 1933, as amended, and Section 20(a) of the Securities Exchange Act of 1934, as amended, by all defendants and under Sections 10(b) of the Securities Exchange Act of 1934, as amended, by Motricity and those of our former and current officers who are named as defendants. The complaint seeks, inter alia, damages, including interest and plaintiff's costs and rescission. A second putative securities class action complaint was filed by Mark Couch in the same court, also related to alleged violations under Sections 11 and 15 of the Securities Act of 1933, as amended, and Section 20(a) of the Securities Exchange Act of 1934, as amended. On November 7, 2011, the class actions were consolidated, and a lead plaintiff was appointed pursuant to the Private Securities Litigation Reform Act.
Derivative Actions. In addition, during September and October 2011, three shareholder derivative complaints were filed against us and certain of our current and former directors and officers (including Ryan K. Wuerch, James R. Smith, Jr., Allyn P. Hebner, James N. Ryan, Jeffrey A. Bowden, Hunter C. Gary, Brett Icahn, Lady Barbara Judge CBE, Suzanne H. King, Brian V. Turner, James R. Nelson and Jay Firestone) in the U.S. District Court, Western District of Washington at Seattle. The complaints allege various violations of state law, including breaches of fiduciary duties and unjust enrichment based on alleged false and misleading statements in press releases and other SEC filings disseminated to shareholders. The derivative complaints seek, inter alia, a monetary judgment, restitution, disgorgement and a variety of purported corporate governance reforms. We intend to vigorously defend against these claims. Two of the derivative actions were consolidated on October 27, 2011. On November 8, 2011, the parties filed a stipulation to stay completely the consolidated derivative action until the Court rules on the forthcoming dismissal motion in the consolidated class action. The court granted the parties' stipulation on November 10, 2011, thereby staying the consolidated derivative action. On November 14, 2011, the third derivative action was transferred to the consolidated derivative proceeding, thereby subjecting it to the proceeding's litigation stay.
As these cases are at a very early stage, at this time, we are not able to predict the probability of the outcome or estimate of loss, if any, related to these matters.

Motricity, Inc.

Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)
(unaudited)

11.     Subsequent Event

On November 14, 2011, the due date of the Term Loan with High River Limited Partnership was extended from March 16, 2012 to June 14, 2012.

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
This Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” “should” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements regarding various estimates we have made in preparing our financial statements, including our estimated impairment charges, statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, the sufficiency of our capital resources, our evaluation of strategic and financing alternatives and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.
The Company, through its senior management, may from time to time make “forward looking statements” about matters described herein or other matters concerning the Company. You should consider our forward-looking statements in light of the risks and uncertainties that could cause the Company's actual results to differ materially from those which are management's current expectations or forecasts.
Risks and uncertainties that could adversely affect our business and prospects include, but are not limited to, those discussed in Part II, Item 1A, "Risk Factors," which are incorporated herein by reference. The risks included in Part II, Item 1A, "Risk Factors," are not exhaustive.
Except as required by law, the Company disclaims any intent or obligation to revise or update any forward-looking statements for any reason.
Business Overview
Motricity is a leading provider of mobile data solutions and services that enable wireless carriers to deliver high value mobile data services to their subscribers. In addition, we provide mobile marketing, advertising and merchandising solutions to brands, advertising agencies and mobile operators around the globe. Our SaaS based mCore platform and solution set enables wireless carriers to deliver customized, carrier-branded mobile data services to their wireless subscribers and assists businesses by offering a complete and integrated mobile experience for customers, including mobile advertising, websites, applications, merchandising and messaging. Furthermore, through our predictive analytics capabilities, we empower relevant and targeted consumer experiences that leverage the mobile medium to drive brand awareness, interaction and commerce for our customers.
On April 14, 2011, we acquired substantially all of the assets of Adenyo Inc. (“Adenyo”) and its subsidiaries and assumed certain of Adenyo's liabilities (including those of its subsidiaries) (the “Acquisition”), pursuant to an Arrangement Agreement (the “Arrangement Agreement”), dated as of March 12, 2011, by and among Adenyo Inc., Motricity Canada Inc. (formerly 7761520 Canada Inc.), Motricity Inc. and the other parties thereto. The assets include Adenyo's interest in a subsidiary, equipment, software, accounts receivable, licenses, intellectual property, customer lists, supplier lists and contractual rights.

Adenyo is a mobile marketing, advertising and analytics solutions provider with operations in the United States, Canada and France.
We paid $48.9 million in cash and issued 3,277,002 shares of common stock, with a fair market value of $43.4 million, as consideration for the Acquisition. The cash consideration includes $1.0 million placed in escrow, although we believe the total amount is refundable to us, based on our working capital calculation made pursuant to the Arrangement Agreement. Adenyo is disputing our working capital calculation completed since the closing of the Acquisition. In addition to these amounts paid, Adenyo may be entitled to receive up to an additional $50 million pursuant to a contingent earn-out. The earn-out consideration is payable in cash, shares of the Company's common stock, or a mix of both, in our discretion, and any shares will be valued based on a 10-day average closing price prior to their issuance. The amount of contingent earn-out consideration is determined by whether Adenyo meets certain non-GAAP based revenue and EBITDA (as such terms are defined in, and calculated pursuant to the Arrangement Agreement) targets, during the first full twelve calendar months following the closing of the Acquisition. Based on Adenyo's performance against the non-GAAP based revenue and EBITDA defined in and calculated pursuant to the Arrangement Agreement during the three months ended September 30, 2011, it was determined that it was not probable that Adenyo would receive the contingent earn-out.
Recent Developments
Overview. Over the past few months, we have undergone significant change as described in more detail below, including changes in management, securing a term loan, reductions in costs and an exploration of strategic and financing alternatives for the Company. During this period of transformation, we have continued to deliver value-added solutions and roll out new services to customers and have taken a number of proactive steps to evolve our strategy to rebuild the company and lower operating expenses.
At the same time, the competitive landscape continues to impact our business. Internationally, some of our competitors have used and may continue to use aggressive pricing or promotional strategies, which has significantly lengthened sales cycles and increased pricing pressures. This has had an adverse effect on our revenue. We believe that these market dynamics will continue for the foreseeable future. In North America, our operations are continuing to experience downward pressures related to the mass adoption of smart phones at the expense of feature phones. While this transition has been underway for some time, our large carrier customers are reporting that this trend is accelerating faster than they expected and it is impacting revenues not just for Motricity, but for the industry. We have also seen a downward trend in our professional service revenue on a sequential basis, and we believe that this trend will continue.
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
To address the challenges presented by the market conditions and the other risks and uncertainties facing our business, we have implemented cost reductions and we are continuing to align our costs with our outlook. We are also pursuing strategic and financing options as discussed below. At the same time, we continue to pursue new product development opportunities designed to enhance and expand our existing services. We are also seeking to develop new technology that addresses the increasingly sophisticated and varied needs of our customers, respond to technological advances and emerging industry standards and practices and license leading technologies that will be useful in our business in a cost-effective and timely way. We are focusing on broadening our solutions and services to carriers and other industries and building a mobile enterprise and advertising platform that could deliver those services. Our success will depend on our ability to identify and successfully execute one or more strategic and financing alternatives, and successfully use new technologies and adapt our current and planned services to new customer requirements or emerging industry standards while implementing cost reductions.
Strategic Review; Liquidity and Capital Resources. We announced on September 22, 2011 our intent to explore strategic alternatives, including, without limitation, a spin-off, sale or other transaction involving our carrier business or mobile marketing and advertising business. We also announced we are reviewing various financing alternatives, including, without limitation, a conventional longer-term financing and a rights offering. Additional financing sources may also include debt or equity offerings, which could have a dilutive effect on our stockholders. In parallel with this process, we are also reviewing the overall strategic path for the business and our long term focus. The realignment of our strategic path will require management time and resources, while simultaneously focusing on developing new product offerings and reducing costs. We cannot assure that we will be successful in exploring or pursuing any of our strategic or financing alternatives or in our efforts to focus on our mobile marketing and advertising business and enterprise technology.

We believe that our future cash flow from operations, available cash and cash equivalents and borrowing capacity will be sufficient to meet our short term liquidity needs. Our longer-term liquidity, including our ability to repay our term loan and execute on our longer term business plan is contingent on our future operating performance, our ability to successfully realign our costs and strategic path, the effect of any strategic alternatives we may pursue and our ability to meet financial covenants under any indebtedness we may incur. We cannot assure that sufficient additional or alternative financing will be available on acceptable terms, if at all, or that we will generate sufficient funds from operations to repay our term loan when due or to adequately fund our longer term operating needs. If we are unable to raise funds through a rights offering or to negotiate a long term credit facility on acceptable terms, we may need to implement additional cost reduction measures and explore other sources to fund our longer term business needs and repay our term loan when due. Our failure to do so could result, among other things, in a default under our term loan, loss of our customers and a loss of your entire investment. Our ability to meet our liquidity needs or raise additional funds may also be impacted by the legal proceedings discussed in Part II, Item 1, “Legal Proceedings.” Our operating performance may also be affected by risks and uncertainties discussed in Part II, Item 1A, “Risk Factors,” as well as elsewhere in the report. These risks and uncertainties may also adversely affect our short and long-term liquidity.
Recent Reduction in Force and other Cost Reductions Measures. In September and October 2011, we commenced a restructuring of our workforce. As a part of this process, we implemented a reduction in our global workforce, canceled hiring plans and commenced a transition from contractor personnel to employees. These measures are designed to streamline our business, improve quality, integrate our acquisition of Adenyo and implement cost savings measures. We continue to review our cost structure and may implement further cost saving initiatives. We cannot guarantee that we will be able to realize cost savings and other anticipated benefits from such efforts, or that such efforts will not interfere with our ability to achieve our business objectives. Moreover, the reduction in force can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, may increase the likelihood of turnover of other key employees, and may have an adverse impact on our business.
Impairment and Restructuring Charges. We periodically review the carrying value of the goodwill and other long-lived assets reflected in our financial statements to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment of the value of these assets. Based upon a combination of factors, including the reduction in the actual and anticipated performance of acquired businesses below our expectations, as well as the recent decline of our market capitalization significantly below the book value of our net assets, as of September 30, 2011, we determined that our goodwill and certain fixed and intangible assets were impaired. We incurred an impairment charge of $162.3 million, of which $123.5 million relates to goodwill and $38.8 million relates to various fixed and intangible assets. These charges represent our best estimate of the impairment incurred during the three months ended September 30, 2011. The final amount of the impairment charge will be determined in the fourth quarter of 2011 and may require an adjustment to the estimated amounts. Such adjustment may be material.
We also recorded a restructuring charge of $4.6 million, primarily related to severance payments and stock-based compensation charges related to the acceleration of equity awards given to employees that were terminated.
Recent Management Changes. In August 2011, Ryan K. Wuerch, our Chief Executive Officer and a director, Allyn P. Hebner, our Chief Financial Officer, James N. Ryan, our Chief Development Officer, and Richard E. Leigh, Jr., our Senior Vice President and General Counsel, were terminated from their positions with us. James R. Smith, Jr., our former President and Chief Operating Officer, assumed the role of interim Chief Executive Officer, and we appointed C. Stephen Cordial, a partner at Tatum, a division of SFN Professional Services LLC, a consulting and executive services firm, to the position of interim Chief Financial Officer. We are considering Mr. Smith as a candidate for permanent Chief Executive Officer, as we continue our evaluation of our executive management team, and we are searching for a permanent Chief Financial Officer. We cannot assure that our efforts to identify and recruit a permanent Chief Executive Officer or a permanent Chief Financial Officer will be successful. Moreover, the uncertainty inherent in our ongoing leadership transition can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, and may increase the likelihood of turnover of other key officers and employees.
Recent Financing. On September 16, 2011, we borrowed $20 million from High River Limited Partnership pursuant to a secured term loan. The loan accrues interest at 9% per year, which is paid-in-kind quarterly through capitalizing interest and adding it to the principal balance, and is secured by a first lien on substantially all of our assets. On November 14, 2011 the due date of the loan was extended from March 16, 2012 to June 14, 2012. Subject to certain exceptions, the loan restricts, among other things, our ability to incur indebtedness, create or permit liens on our assets, declare or pay dividends and certain other restricted payments, or enter into certain extraordinary transactions. Subject to certain limited exceptions, the loan is subject to mandatory prepayment (without premium or penalty) from the net proceeds of corporate transactions, dispositions of assets outside of the ordinary course of business or the issuance of additional debt or equity securities. We are entitled at our option to prepay the loan in whole or in part at any time without premium or penalty.

High River Limited Partnership is beneficially owned by Carl C. Icahn, a beneficial holder, as of September 6, 2011, of approximately 16.6% of Motricity's outstanding shares. Brett C. Icahn, one of our directors, is the son of Carl C. Icahn, and Hunter C. Gary, another of our directors, is married to Carl C. Icahn's wife's daughter. Our agreement with High River Limited Partnership was the product of arm's length negotiations and was unanimously approved by a committee of disinterested directors.
Legal Proceedings. We previously announced that Joe Callan filed a putative securities class action complaint in the U.S. District Court, Western District of Washington at Seattle related to alleged violations under Sections 11 and 15 of the Securities Act of 1933, as amended, and Section 20(a) of the Securities Exchange Act of 1934, as amended. A second putative securities class action complaint was filed by Mark Couch in October 2011 in the same court, also related to alleged violations under Sections 11 and 15 of the Securities Act of 1933, as amended, and Section 20(a) of the Securities Exchange Act of 1934, as amended. In addition, during September and October 2011, three shareholder derivative complaints were filed against us and certain of our current and former directors and officers in the U.S. District Court, Western District of Washington at Seattle. The complaints allege various violations of state law, including breaches of fiduciary duties and unjust enrichment based on alleged false and misleading statements in press releases and other SEC filings disseminated to shareholders. The derivative complaints seek, inter alia, a monetary judgment, restitution, disgorgement and a variety of purported corporate governance reforms. As these cases are at a very early stage at this time, we are not able to predict the probability of the outcome or estimate of loss, if any, related to these matters. See Part II Item 1 "Legal Proceedings" for more information.
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
Results of Operations
Total revenues
During the three months ended September 30, 2011, we adjusted our methodology for classifying revenues associated with percentage of completion contracts that contain both Managed services revenue and Professional services revenue. Management has reviewed the revenue recorded to date and determined that a reclassification to increase the amount of Managed services revenue and decrease the amount of Professional services revenue is necessary to accurately reflect the nature of the contracts. We reclassified the following amounts from Professional services revenue to Managed services revenue: $1.0 million for the three months ended September 30, 2010; $2.0 million for the three months ended December 31, 2010; $2.5 million for the three months ended March 31, 2011; and $1.8 million for the three months ended June 30, 2011. These reclassifications did not impact the amount of total revenue recognized in each period.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
				(Dollars in thousands)
Managed services	$26,277	$25,201	$1,076	4.3	$80,080	$67,994	$12,086	17.8
Professional services	4,052	12,685	(8,633)	(68.1)	17,089	29,380	(12,291)	(41.8)
Total revenues	$30,329	$37,886	$(7,557)	(19.9)	$97,169	$97,374	$(205)	(0.2)
Total revenues for the three months ended September 30, 2011 decreased $7.6 million, or 19.9%, compared to the corresponding 2010 period. Managed services revenue accounted for 86.6% and 66.5% of our revenues for the three month periods ended September 30, 2011 and 2010, respectively, while professional services accounted for 13.4% and 33.5%, respectively. The $8.6 million decrease in professional services revenue is primarily due to the timing of large solution customization and implementation projects for XL, Verizon and AT&T conducted during the three month period ended September 30, 2010, partially offset by the 2011 implementation project for Celcom. Our professional services revenue can vary significantly from period to period due to the timing of large customization and implementation projects. Managed services revenue increased $1.1 million, or 4.3% for the three month period ended September 30, 2011 primarily due to $3.0 million contributed by the Adenyo business, partially offset by decreases from transaction-based portal fees and a $1.1 million favorable resolution of disputed transaction fees in 2010.
Variable user- and transaction-based fees made up approximately 60% of our managed services revenue for the three months ended September 30, 2011 and 2010.
Total revenues for the nine months ended September 30, 2011 decreased $0.2 million, or 0.2%, compared to the corresponding 2010 period. Managed services revenue accounted for 82.4% and 69.8% of our revenues for the nine month periods ended September 30, 2011 and 2010, respectively, while professional services accounted for 17.6% and 30.2%, respectively.
Professional services revenue primarily reflects large solution customization and implementation projects for our carrier customers. Professional services revenue for the nine month period ended September 30, 2011 decreased $12.3 million or 41.8% compared to the corresponding 2010 period. This was primarily due to decreases of professional services revenue associated with Verizon, XL and AT&T, partially offset by professional services revenue associated with Celcom and $1.9 million contributed by the Adenyo business.
Managed services revenue increased $12.1 million, or 17.8% for the nine month period primarily related to activity-based arrangements with the Adenyo business, AT&T and XL, partially offset by decreases of transaction-based portal fees. Variable user- and transaction-based fees made up approximately 61% and 56% of our managed services revenue for the nine months ended September 30, 2011 and 2010, respectively. The increase in variable user- and transaction-based fees in the 2011 period is primarily related to activity-based arrangements with the Adenyo business, AT&T and XL.
We generated 77% and 73% of our revenues in the U.S. for the three and nine month period ended September 30, 2011, respectively, as compared to 72% and 86% for the three and nine month period ended September 30, 2010, respectively. The fluctuation of international revenues is primarily due to our work with XL, Celcom and new international customers acquired with Adenyo.
Significant customers as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
AT&T	45%	39%	44%	44%
Verizon Wireless	16%	17%	16%	26%

Operating expenses

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
				(Dollars in thousands)
Direct third-party expenses	$5,285	$8,300	$(3,015)	(36.3)	$14,444	$12,013	$2,431	20.2
Datacenter and network operations*	6,798	7,496	(698)	(9.3)	19,713	23,125	(3,412)	(14.8)
Product development and sustainment*	17,025	5,825	11,200	192.3	31,506	20,189	11,317	56.1
Sales and marketing*	5,279	3,310	1,969	59.5	14,357	10,316	4,041	39.2
General and administrative*	8,216	5,986	2,230	37.3	22,574	34,059	(11,485)	(33.7)
Depreciation and amortization	3,425	3,059	366	12.0	13,275	9,080	4,195	46.2
Impairment charges	162,305	—	162,305	NM**	162,305	—	162,305	NM**
Acquisition transaction and integration costs	(232)	—	(232)	NM**	5,995	—	5,995	NM**
Restructuring	4,664	—	4,664	NM**	5,134	407	4,727	1,161.4
Total operating expenses	$212,765	$33,976	$178,789	526.2	$289,303	$109,189	$180,114	165.0

*     excluding depreciation
**     not meaningful

Direct third party expenses
Direct third party expenses decreased $3.0 million, or 36.3%, for the three months ended September 30, 2011 compared to the corresponding 2010 period. The three month period ended September 30, 2010 includes $5.6 million of third party computer hardware and software purchased in conjunction with the XL implementation project and the three month period ended September 30, 2011 includes higher usage based fees for customer specific third-party software as user volume increases and an additional $1.5 million related to assuming the business operations of Adenyo.
For the nine months ended September 30, 2011, direct third party expenses increased $2.4 million or 20.2%, compared to the corresponding 2010 period. These increases are primarily from higher usage based fees for customer specific third-party software as user volume increases and an additional $2.2 million related to assuming the business operations of Adenyo. The nine month period is also impacted by the 2010 third party computer hardware and software purchased in conjunction with custom implementation projects.
Datacenter and network operations, excluding depreciation
Datacenter and network operations expense, excluding depreciation, decreased $0.7 million, or 9.3%, for the three months ended September 30, 2011 compared to the corresponding 2010 period. For the nine months ended September 30, 2011, datacenter and network operations expense, excluding depreciation decreased $3.4 million, or 14.8%, compared to the corresponding 2010 period. These decreases are due to the lower personnel expenses and professional services fees related to the cancellation of an outsourced data center service contract early in 2011. In addition, expenses associated with hardware and software maintenance agreements and bandwidth costs decreased as our North Carolina data center was closed in the first three months of 2011 following the shut-down of the Fuel software solution platform late in 2010. These decreases were partially offset by $0.5 million of expenses related to the operations of the acquired Adenyo business in the nine months ended September 30, 2011.
Product development and sustainment, excluding depreciation
Product development and sustainment expense, excluding depreciation, increased $11.2 million, or 192.3%, for the three months ended September 30, 2011 compared to the corresponding 2010 period. This increase was primarily due to $4.0 million of expenses associated with revenue contracts assumed to be completed at a loss, $2.3 million increase of expenses related to the operations of the acquired Adenyo business, a $1.5 million decrease of capitalized software, a $1.4 million increase in contract labor and $1.0 million of costs associated with a customer contract that was previously capitalized within Prepaid expenses and other current assets, which costs we currently believe we will not recover over the life of the contract due to our assessment of the current deal economics.

For the nine months ended September 30, 2011, product development and sustainment expense, excluding depreciation, increased $11.3 million, or 56.1%, compared to the corresponding 2010 period. This increase was primarily due to $4.5 million increase of expenses related to the operations of the acquired Adenyo business, $4.0 million of expenses associated with revenue contracts assumed to be completed at a loss, a $2.5 million increase in contract labor and a $0.7 million of costs associated with a customer contract that was previously capitalized within Prepaid expenses and other current assets, which costs we currently believe we will not recover over the life of the contract due to our assessment of the current deal economics, partially offset by a $1.3 million increase of capitalized software.
Sales and marketing, excluding depreciation
Sales and marketing expense, excluding depreciation, increased $2.0 million, or 59.5%, for the three months ended September 30, 2011 compared to the corresponding 2010 period. For the nine months ended September 30, 2011, sales and marketing expense, excluding depreciation, increased $4.0 million, or 39.2%, compared to the corresponding 2010 period. The increases are due to the business operations of Adenyo and our international expansion efforts, partially offset by reductions of marketing expenses and personnel.
General and administrative, excluding depreciation
General and administrative expense, excluding depreciation, increased $2.2 million, or 37.3%, for the three months ended September 30, 2011 compared to the corresponding 2010 period. This increase was primarily due to $0.9 million of increased bad debt reserve related to aged receivables and increased consulting, legal and travel and entertainment expenses, partially offset by decreased stock-based compensation expense.
For the nine months ended September 30, 2011, general and administrative expense, excluding depreciation, decreased $11.5 million, or 33.7%, compared to the corresponding 2010 period. This decrease is primarily due to $17.2 million of stock-based compensation expense from June 2010 related to the vesting of restricted stock as a result of the IPO. This decrease was partially offset by an additional $2.4 million in expenses related to assuming the business operations of Adenyo, increased on-going stock-based compensation expense as compared to the prior periods and an increased bad debt reserve.
Depreciation and amortization
Depreciation and amortization expense increased $0.4 million, or 12.0%, for the three months ended September 30, 2011 compared to the corresponding 2010 period. For the nine months ended September 30, 2011, depreciation and amortization expense increased $4.2 million, or 46.2%, compared to the corresponding 2010 period. The increase is primarily due to amortization of intangible assets resulting from the acquisition of Adenyo and capitalized software that was placed in service and is being amortized over its estimated useful life.
Impairment charges
For the three and nine months ended September 30, 2011, we determined that our goodwill and certain fixed and intangible assets were impaired and incurred an impairment charge of $162.3 million, of which $123.5 million relates to goodwill and $38.8 million relates to various fixed and intangible assets. These charges represent our best estimate of the impairment incurred during the three months ended September 30, 2011. The final amount of the impairment charge will be determined in the fourth quarter of 2011 and may require an adjustment to the estimated amounts. Such adjustment may be material.
Acquisition transaction and integration costs
Acquisition transaction and integration costs incurred during the three and nine months ended September 30, 2011 relate to the acquisition of Adenyo which was completed on April 14, 2011.
Restructuring
During the three months ended September 30, 2011, we incurred $4.7 million of restructuring charges primarily related to voluntary and involuntary termination benefits and stock-based compensation charges related to the acceleration of equity awards given to employees that were terminated. For the nine months ended September 30, 2011, these charges totaled $5.1 million and include charges for involuntary termination benefits related to the elimination of redundant functions and positions in anticipation of the synergies associated with the acquisition of Adenyo. In the nine months ended September 30, 2010, we incurred a $0.4 million expense upon disposition of the remaining asset held for sale related to the relocation of the Company's headquarters in 2008.

Other income (expense), net

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
				(Dollars in thousands)
Other income	$13	$9	$4	44.4	$16	$3,547	$(3,531)	(99.5)
Interest and investment income, net	1	5	(4)	(80.0)	27	4	23	575.0
Interest expense	(189)	—	(189)	NM*	(189))	—	(189)	NM*
Total other income (expense), net	$(175)	$14	$(189)	(1,350.0)	$(146)	$3,551	$(3,697)	(104.1)

*    not meaningful
Other income for the three and nine months ended September 30, 2010 consists primarily of income related to the decrease in fair value of our warrants to purchase redeemable preferred shares. All outstanding preferred stock warrants were exercised or converted to common stock warrants immediately prior to the IPO in June 2010. Interest expense for the three and nine months ended September 30, 2011 relates to July 2011 draw from our revolving credit facility and the Term Loan we entered into on September 16, 2011. See Note 6—Debt Facilities for more information.
Provision for income taxes

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
				(Dollars in thousands)
Provision for income taxes	$(8,073)	$668	$(8,741)	(1,308.5)	$(7,332)	$1,603	$(8,935))	(557.4)

Income tax benefit for the three and nine months ended September 30, 2011, primarily consists of a deferred U.S. tax provision for the difference between book and tax treatment of goodwill associated with the acquisitions of Adenyo and InfoSpace Mobile and foreign income taxes. Income tax expense for the three and nine months ended September 30, 2010 primarily consists of a deferred U.S. tax provision for the difference between book and tax treatment of goodwill associated with the acquisition of InfoSpace Mobile.
We maintain a full valuation allowance against our net deferred tax assets which precludes us from recognizing a tax benefit for our current operating losses. Our historical lack of profitability is a key factor in concluding there is insufficient evidence of our ability to realize any future benefits from our deferred tax assets.
Net loss

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
				(Dollars in thousands)
Net income (loss)	$(174,538)	$3,256	$(177,794)	(5,460.5)	$(184,948)	$(9,867)	$(175,081)	1,774.4

Net loss for the three months ended September 30, 2011 was $174.5 million, compared to $3.3 million of net income for the three months ended September 30, 2010. The $177.8 million change in net income (loss) primarily reflects a $7.6 million decrease in revenue, $162.3 million of impairment charges and $5.5 million of expenses related to non-profitable contracts.
Net loss for the nine months ended September 30, 2011 was $184.9 million, compared to a $9.9 million net loss for the nine months ended September 30, 2010. The $175.1 million change in net loss primarily reflects $162.3 million of impairment charges, increased expenses of $13.9 million related to assuming the business operations of Adenyo, $5.5 million of expenses related to non-profitable contracts, $4.2 million of increased depreciation and amortization, $2.0 million of increased product development costs and $1.4 million of increased travel and entertainment expenses. These increases are partially offset by$17.5 million stock-based compensation charge from 2010.

Non-GAAP Financial Measures
We monitor our performance as a business using adjusted EBITDA and Adjusted Net Income, non-GAAP financial measures. We define Adjusted EBITDA as net loss before provision for income taxes, depreciation and amortization, impairment charges, restructuring expenses, acquisition transaction and integration costs, interest income and other income (expense), net and stock-based compensation expense. We define Adjusted Net Income as net loss before amortization of purchased intangibles, restructuring expenses, stock-based compensation expense, impairment charges, acquisition transaction and integration costs, non-cash tax expense and fair value adjustment of warrants in other income. Adjusted EBITDA and Adjusted Net Income are not measures of liquidity calculated in accordance with U.S. GAAP, and should be viewed as a supplement to, not a substitute for, our results of operations presented on the basis of U.S. GAAP. Adjusted EBITDA and Adjusted Net Income do not purport to represent cash flow provided by, or used in, operating activities as defined by U.S. GAAP. Our statement of cash flows presents our cash flow activity in accordance with U.S. GAAP. Furthermore, Adjusted EBITDA and Adjusted Net Income are not necessarily comparable to similarly-titled measures reported by other companies.
A reconciliation of Adjusted EBITDA to Net income (loss) for each of the periods is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
		(in thousands)
Net income (loss)	$(174,538)	$3,256	$(184,948)	$(9,867)
Other income (expense), net	175	(14)	146	(3,551)
Provision for income taxes	(8,073)	668	(7,332)	1,603
Depreciation and amortization	3,425	3,059	13,275	9,080
Impairment charges	162,305	—	162,305	—
Restructuring	4,664	—	5,134	407
Acquisition transaction and integration costs	(232)	—	5,995	—
Stock-based compensation	1,215	1,995	6,025	20,692
Adjusted EBITDA	$(11,059)	$8,964	$600	$18,364

A reconciliation of Adjusted Net Income to Net income (loss) for each of the periods is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
		(in thousands)
Net income (loss)	$(174,538)	$3,256	$(184,948)	$(9,867)
Amortization of purchased intangibles	619	396	2,313	1,188
Stock-based compensation	1,215	1,995	6,025	20,692
Impairment charges	162,305	—	162,305	—
Restructuring	4,664	—	5,134	407
Acquisition transaction and integration costs	(232)	—	5,995	—
Non-cash tax expense	(8,123)	468	(7,653)	1,403
Fair value adjustment of warrants	—	—	—	(3,550)
Adjusted Net Income	$(14,090)	$6,115	$(10,829)	$10,273

We believe Adjusted EBITDA and Adjusted Net Income are used by and are useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

•
Adjusted EBITDA is often used by investors to measure a company's operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired; and

•
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

Liquidity and Capital Resources
General
Our principal needs for liquidity have been to fund operating losses, working capital requirements, restructuring expenses, capital expenditures, international expansion, acquisitions, integration and for debt service. Our principal sources of liquidity as of September 30, 2011 consisted of cash and cash equivalents of $17.7 million, which includes borrowings under our term loan discussed below under “Term Loan.” We have implemented cost reduction measures and are continuing to review our liquidity needs. Over the near term, we expect that working capital requirements and capital expenditures will continue to be our principal needs for liquidity. The main portion of our capital expenditures has been, and is expected to continue to be, for datacenter facilities and equipment and software development. In the long term, working capital requirements and capital expenditures are expected to increase if we succeed in executing our longer term business plan and growing our business.
We believe that our future cash flow from operations, available cash and cash equivalents and borrowing capacity will be sufficient to meet our short term liquidity needs. Our longer-term liquidity, including our ability to repay our term loan and execute on our longer term business plan is contingent on our future operating performance, our ability to successfully realign our costs and strategic path, the effect of any strategic alternatives we may pursue and our ability to meet financial covenants under any indebtedness we may incur. We cannot assure that sufficient additional or alternative financing will be available on acceptable terms, if at all, or that we will generate sufficient funds from operations to repay our term loan when due or to adequately fund our longer term operating needs. If we are unable to raise funds through a rights offering or to negotiate a long term credit facility on acceptable terms, we may need to implement additional cost reduction measures and explore other sources to fund our longer term business needs and repay our term loan when due. Our failure to do so could result, among other things, in a default under our term loan, loss of our customers and a loss of your entire investment. Our ability to meet our liquidity needs or raise additional funds may also be impacted by the legal proceedings discussed in Part II, Item 1, “Legal Proceedings.” Our operating performance may also be affected by risks and uncertainties discussed in Part II, Item 1A, “Risk Factors,” as well as elsewhere in the report. These risks and uncertainties may also adversely affect our short and long-term liquidity.
A portion of our revenues is generated from large customer contracts which may require us to fund project costs in advance of the billing or collection of milestone payments. As a result of two large customer contracts in particular and the timing of cash collections during the nine months ended September 30, 2011, a significant portion of our revenues during the nine months ended September 30, 2011 are included in accounts receivable. We recognize revenue from such contracts based on the ratio of costs incurred to the estimated total costs at completion and revenue recognized in excess of billings is recorded within accounts receivable. Of the amounts included in accounts receivable, $9.7 million relates to our contracts where revenue is recognized in excess of actual billings. If we are unable to meet the performance commitments under the contracts or effectively enforce or accurately and timely bill and collect for contracts with our customers, it may have an adverse impact on our cash flow and liquidity.

On April 14, 2011, we acquired substantially all of the assets of Adenyo and its subsidiaries and assumed certain of Adenyo's liabilities (including those of its subsidiaries). We paid $48.9 million in cash and issued 3,277,002 shares of common stock, with a fair market value of $43.4 million, as consideration for the Acquisition. The cash consideration includes $1.0 million placed in escrow, although we believe the total escrow amount is refundable to us, based on our working capital calculation made pursuant to the Arrangement Agreement. Adenyo is disputing our working capital calculation. In addition to these amounts paid, Adenyo may be entitled to receive up to an additional $50 million pursuant to a contingent earn-out. The earn-out consideration is payable in cash, shares of the Company's common stock, or a mix of both, at our discretion. The amount of contingent earn-out consideration is determined by whether Adenyo meets certain non-GAAP based revenue and EBITDA (as such terms are defined in, and calculated pursuant to the Arrangement Agreement) targets, during the first full twelve calendar months following the closing of the Acquisition. Based on Adenyo's performance against the non-GAAP based revenue and EBITDA defined in and calculated pursuant to the Arrangement Agreement during the three months ended September 30, 2011, it was determined that it was not probable that Adenyo would receive the contingent earn-out. We reversed the $0.6 million liability originally recorded with the Acquisition by reducing General and administrative expenses, excluding depreciation in our Condensed Consolidated Statement of Operations.
In July 2011, we made withdrawals totaling $10.0 million from our $25.0 million revolving credit facility in order to fund operations, including certain transaction expenses associated with the Adenyo acquisition. The revolving credit facility was to expire on October 12, 2011.
On September 16, 2011, we borrowed $20.0 million from High River Limited Partnership pursuant to a secured term loan, which was amended November 14, 2011. A portion of the net proceeds from the Term Loan was used to repay in full the amounts outstanding under our revolving credit facility and that credit facility was terminated September 16, 2011. See “Term Loan” below for more details.
Cash Flows
As of September 30, 2011 and December 31, 2010, we had cash and cash equivalents of $17.7 million and $78.5 million, respectively. The decrease reflects $13.1 million used in operating activities and $64.3 million used in investing activities, which includes $48.9 million for the acquisition of Adenyo and $17.1 million used in financing activities.
Operating Activities
In the first nine months of 2011, operating activities used $13.1 million of cash related to the $6.1 million net change in our operating assets and liabilities, primarily due to an additional $5.5 million of amounts related to our contracts that are in excess of actual billings. The $184.9 million net loss included four primary non-cash items; $162.3 million of impairment charges and $7.6 million reversal of the related deferred tax liability, $13.3 million of depreciation and amortization, and $8.8 million of stock-based compensation.
Investing Activities
Net cash used in investing activities was $64.3 million for the nine months ended September 30, 2011, which includes $48.9 million for the acquisition of Adenyo. Excluding the cash impact of the acquisition, cash used in investing activities was $15.5 million for the nine months ended September 30, 2011. During the first nine months of 2011, we purchased property and equipment of $9.3 million, the largest addition related to our new data center in Delhi, India. Typically, our capital expenditures are for routine purchases of computer equipment to maintain and upgrade our technology infrastructure and for development of software to provide services to our customers. In addition, we capitalized software development costs of $6.1 million. Our software development investments consist primarily of development, testing and deployment of new solutions and new functionality to existing solutions.
Financing Activities
Net cash provided by financing activities was $17.1 million in the first nine months of 2011. In July 2011, we drew $10.0 million of the amount available under our revolving credit facility to fund operations, including certain transaction expenses associated with the Adenyo acquisition. On September 16, 2011, we borrowed $20.0 million from High River Limited Partnership (a related party) pursuant to a secured term loan. A portion of the net proceeds from the Term Loan was used to repay in full the amounts outstanding under our revolving credit facility, which was terminated September 16, 2011. In addition, we paid $3.3 million for tax withholdings on vested shares of restricted stock.
Contingencies and Contractual Obligations
Except for the contingent earn-out obligation for Adenyo discussed above in “Liquidity and Capital Resource - General,” and the putative class action and derivative suits filed against us discussed in Part II, Item 1 "Legal Proceedings" and normal operating changes, our contingencies and contractual obligations did not materially change from the information disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements or other financing activities with special-purpose entities.

Term Loan
On September 16, 2011, we borrowed $20.0 million from High River Limited Partnership pursuant to a secured term loan, which was amended November 14, 2011 (the “Term Loan”). The Term Loan is represented by a promissory note and a security agreement. The Term Loan accrues interest at 9% per year, which is paid-in-kind quarterly through capitalizing interest and adding it to the principal balance, and is secured by a first lien on substantially all of our assets. The principal and interest are due and payable at maturity on June 14, 2012. Subject to certain exceptions, the Term Loan restricts, among other things, our ability to incur indebtedness, create or permit liens on our assets, declare or pay dividends and certain other restricted payments, or enter into certain extraordinary transactions. Subject to certain limited exceptions, the Term Loan is subject to mandatory prepayment (without premium or penalty) from the net proceeds of corporate transactions, including dispositions of assets outside of the ordinary course of business or the issuance of additional debt or equity securities. The Term Loan requires us to cause our subsidiaries to guaranty the facility to the extent that it would cure the circumstance in which our receivables (excluding any accounts receivable that are more than 60 days past due and without considering receivables of our subsidiaries) are less than 65% of the aggregate receivables held by us and our subsidiaries. We may prepay the loan in whole or in part at any time without premium or penalty.
High River Limited Partnership is beneficially owned by Carl C. Icahn, a beneficial holder of approximately 16.6% of our outstanding shares. Brett C. Icahn, one of our directors, is the son of Carl C. Icahn, and Hunter C. Gary, one of our directors, is married to Carl C. Icahn’s wife’s daughter. Our agreement with High River Limited Partnership was the product of arm’s length negotiations and was unanimously approved by a committee of disinterested directors of our Board of Directors.
A portion of the net proceeds from the Term Loan was used to repay $10.0 million, the full the amounts outstanding under our credit facility with Silicon Valley Bank, which had a maturity date of October 12, 2011 and was terminated on September 16, 2011. See “Liquidity and Capital Resource - General.”

New Accounting Pronouncements
In June 2011, the FASB amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under current guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholders' equity has been eliminated. The amendment becomes effective retrospectively for our interim period ending March 31, 2012. Early adoption is permitted. We do not expect that this guidance will have an impact on our financial position, results of operations or cash flows, as it is disclosure-only in nature.
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
On September 15, 2011, the FASB amended its guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The guidance does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the guidance does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not expect the amendment to have a material impact on our financial position, results of operations or cash flows. Early adoption would not change the impairment analysis we performed during the third quarter of 2011 or the resulting impairment charge.

Item 3. Qualitative and Quantitative Disclosures about Market Risk
Interest Rate Risk
At September 30, 2011, we had cash and cash equivalents of $17.7 million. These amounts are held primarily in cash. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. In addition, the Term Loan bears interest at a fixed rate of 9%.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our interim Chief Executive Officer and our interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our certifying officers, to allow timely decisions regarding required disclosure. We identified and reported to the Audit Committee of our Board of Directors and our independent registered public accounting firm the following significant disclosure control deficiencies:
•we did not have adequately designed procedures to ensure that stock compensation expense related to the acceleration of stock awards pursuant to separation agreements entered with certain members of our former management team was reported in accordance with ASC 718 Compensation - Stock Compensation (in particular, this was identified in relation to the reporting of stock options with an exercise prices of $20.40 that had been granted to our former Chief Executive Officer, which options remained exercisable for 90 days from his termination)
•we lacked timely communication between business unit and finance personnel related to changes in key contract terms relevant for our revenue recognition processes.

Management has determined that these significant deficiencies each rise to the level of a material weakness. A material weakness is defined by Public Company Accounting Oversight Board Auditing Standard No. 5 as a significant deficiency (or combination of significant deficiencies) that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As a result of these material weaknesses, our interim Chief Executive Officer and our interim Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2011. The known errors were corrected, therefore, they did not cause a material misstatement or have an adverse impact to our financial position or results of operations as of and for the nine months ended September 30, 2011. To address these control weaknesses, we performed other procedures to ensure the unaudited quarterly consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated condensed financial statements included in this Quarterly Report on Form 10-Q, fairly present, in all material respects our financial condition, results of operations and cash flows for the periods presented.
Changes in internal control over financial reporting. Although progress is being made to remediate the material weaknesses that were identified at September 30, 2011, additional action is still required. We are addressing the above-noted material weaknesses by implementing measures to ensure the timeliness and completeness of all documentation impacting revenue recognition and expense reporting including sales order agreements, other agreements, final acceptances and other supporting documentation prepared and/or received by our business units. We will also conduct revenue recognition training of personnel responsible for authorizing and documenting revenue transactions at the business units and strengthen expertise in contract administration within the Company. Management will report its progress in implementing these measures to our Audit Committee on an on-going basis. Our testing and evaluation of the operating effectiveness and sustainability of our internal control over financial reporting are still in the implementation process. As a result, we may identify additional changes that are required to remediate or improve these material weaknesses and any other issues we may identify in this process.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings
Putative Securities Class Action. We previously announced that Joe Callan filed a putative securities class action complaint in the U.S. District Court, Western District of Washington at Seattle on behalf of all persons who purchased or otherwise acquired common stock of Motricity between June 18, 2010 and August 9, 2011 or in our IPO. The defendants in the case are Motricity, certain of our current and former directors and officers, including Ryan K. Wuerch, James R. Smith, Jr., Allyn P. Hebner, James N. Ryan, Jeffrey A. Bowden, Hunter C. Gary, Brett Icahn, Lady Barbara Judge CBE, Suzanne H. King, Brian V. Turner; and the underwriters in our IPO, including J.P. Morgan Securities, Inc., Goldman, Sachs & Co., Deutsche Bank Securities Inc., RBC Capital Markets Corporation, Robert W. Baird & Co Incorporated, Needham & Company, LLC and Pacific Crest Securities LLC. The complaint alleges violations under Sections 11 and 15 of the Securities Act of 1933, as amended, and Section 20(a) of the Securities Exchange Act of 1934, as amended, by all defendants and under Sections 10(b) of the Securities Exchange Act of 1934, as amended, by Motricity and those of our former and current officers who are named as defendants. The complaint seeks, inter alia, damages, including interest and plaintiff's costs and rescission. A second putative securities class action complaint was filed by Mark Couch in the same court, also related to alleged violations under Sections 11 and 15 of the Securities Act of 1933, as amended, and Section 20(a) of the Securities Exchange Act of 1934, as amended. On November 7, 2011, the class actions were consolidated, and a lead plaintiff was appointed pursuant to the Private Securities Litigation Reform Act.
Derivative Actions. In addition, during September and October 2011, three shareholder derivative complaints were filed against us and certain of our current and former directors and officers (including Ryan K. Wuerch, James R. Smith, Jr., Allyn P. Hebner, James N. Ryan, Jay A. Bowden, Hunter C. Gary, Brett Icahn, Lady Barbara Judge CBE, Suzanne H. King, Brian V. Turner, James R. Nelson and Jaffrey Firestone) in the U.S. District Court, Western District of Washington at Seattle. The complaints allege various violations of state law, including breaches of fiduciary duties and unjust enrichment based on alleged false and misleading statements in press releases and other SEC filings disseminated to shareholders. The derivative complaints seek, inter alia, a monetary judgment, restitution, disgorgement and a variety of purported corporate governance reforms. We intend to vigorously defend against these claims. Two of the derivative actions were consolidated on October 27, 2011. On November 8, 2011, the parties filed a stipulation to stay completely the consolidated derivative action until the Court rules on the forthcoming dismissal motion in the consolidated class action. The court granted the parties' stipulation on November 10, 2011, thereby staying the consolidated derivative action. On November 14, 2011, the third derivative action was transferred to the consolidated derivative proceeding, thereby subjecting it to the proceeding's litigation stay.
As these cases are at a very early stage, at this time, we are not able to predict the probability of the outcome or estimate of loss, if any, related to these matters.
From time to time, the Company is involved in litigation relating to claims arising out of the normal course of business, none of which are material to the Company's financial results or condition.

Item 1A. Risk Factors

Our failure to raise additional capital or generate the cash flows necessary to repay our term loan when due and to maintain and expand our operations and invest in our services could result in a default under our term loan and reduce our ability to compete successfully.
We believe that our future cash flow from operations, available cash and cash equivalents and borrowing capacity will be sufficient to meet our short term liquidity needs. However, this may not be the case. We expect that we will require additional capital to repay our term loan when due and execute our longer term business plan. We may require capital to complete planned upgrades and enhancements to our products and services, increase our investment in capital equipment to support new and existing customers, extend our marketing and sales efforts, expand internationally and make strategic acquisitions if attractive opportunities become available. Our future capital requirements will depend on many factors, including our future operating performance, our ability to successfully realign our costs and strategic path, the effect of any strategic alternatives we may pursue, the time and cost of our service enhancements, the rate of mobile data subscriber growth, the acceptance rate of mobile devices as multi-functional computing platforms, the demand for wireless applications, the time and cost of successfully entering into new customer contracts and the amount of investment needed to achieve our sales and marketing objectives.
If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. If we engage in debt financing, we may be required to accept terms that further restrict our ability to incur additional indebtedness and force us to maintain specified liquidity or other ratios. We may not be able to raise any additional capital that we may require on terms acceptable to us or at all. Our failure to do so could result, among other things, in a default under our term loan, loss of our customers and a loss of your entire investment.
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
In 2009, we generated approximately 53% of our total revenue from contracts with AT&T Mobility LLC and its affiliates, or AT&T, and 20% of our total revenue from contracts with Verizon Wireless and its affiliates. In 2010, we generated approximately 44%, 24% and 13% of our total revenue from contracts with AT&T, Verizon Wireless and XL, respectively. For the nine months ended September 30, 2011, we generated approximately 44%, 16% and 11% of our total revenue from contracts with AT&T, Verizon Wireless and XL, respectively. Certain of our customers, including AT&T and Verizon may terminate our agreements by giving advance notice. Our ability to continue the terms of our agreements may be impacted by constraints in liquidity and capital resources and the exploration of strategic and financing alternatives. Failure to renew or maintain our agreements with AT&T, Verizon Wireless or our other large customers would materially reduce our revenue and have a material adverse effect on our business, operating results and financial condition.
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

These competitors also have established or may establish financial or strategic relationships among themselves or with our existing or potential customers or other third parties. In addition, some of our competitors have used and may continue to use aggressive pricing or promotional strategies, have stronger relationships on more favorable terms with wireless carriers and may devote substantially greater resources to system development than we do. These relationships may affect customers' decisions to purchase services from us.
We also face competition from existing service providers in the international markets in which we already compete or may enter. For example, in India we compete with numerous companies, some of which are solely focused on the local mobile data services market, and are directly owned and managed by local citizens. These factors could provide local competitors with advantages over us, particularly if the local government enacts laws or policies that favor local competitors or restrict or disadvantage us because our international operations are part of a U.S.-domiciled company. Other competitors in international markets are subsidiaries of larger companies with established local operations, and with greater experience and resources. In other countries that we may enter, there may be incumbent competitors presently selling data services products. These incumbents may have competitive advantages that could impede our expansion and growth in these countries.
Competition for our employees is intense and failure to retain and recruit skilled personnel could negatively affect our financial results as well as our ability to maintain relationships with clients, service existing and new contracts, and drive future growth.
We provide sophisticated mobile data delivery platforms and services to our customers. To attract and retain customers and service our existing and new contracts, we believe we need to demonstrate professional acumen and build trust and strong relationships, and that we must retain, identify, recruit, and motivate new hardware and software engineers, programmers, technical support personnel and marketing and sales representatives. Competition is intense for skilled personnel with engineering, product development, technical and marketing and sales experience, and we may not be able to retain and/or recruit individuals that possess the necessary skills and experience, or we may not be able to employ these individuals on acceptable terms and conditions, or at all. Moreover, competition has been increasing the cost of hiring and retaining skilled professionals as, among other reasons, other companies in the technology sector may offer more compensation, particularly in the form of equity awards. Recent business challenges, reductions in force and changes in our executive management team have also increased turnover of our skilled personnel and we may continue to experience such turn over in the future. Our business and growth may suffer if we are unable to retain current personnel and hire other skilled personnel.
We are exploring strategic alternatives for our carrier business or mobile marketing and advertising business, including a spin-off, sale or other transaction, and various financing alternatives and simultaneously considering the strategic direction of the Company as a whole. We may experience difficulties identifying, analyzing and consummating strategic or financing alternatives, and any such alternatives may not lead to the achievement of desired results.

On September 22, 2011, we announced that we are exploring strategic alternatives including, without limitation, a spin-off, sale or other transaction involving our carrier business or mobile marketing and advertising business. We also announced that we are reviewing various financing alternatives including, without limitation, a conventional longer-term financing or a rights offering. We cannot assure that we will be successful in exploring or pursuing any of our strategic or financing alternatives. Nor can we assure that our review of strategic and financing alternatives will result in any agreement or transaction, or that if an agreement is executed, that a transaction will be consummated. We do not intend to disclose developments with respect to this review (whether or not material) unless and until our Board of Directors has approved a specific course of action which requires disclosure or which our Board otherwise determines to disclose. In connection with our exploration of strategic and financing alternatives, we expect to incur expenses, which may include expenses in connection with the retention of key personnel and consultants.  Furthermore depending on the outcome of our considerations of our strategic direction, additional capital may be needed to pursue such strategies and there are no assurances that additional capital is available on favorable terms or at all. Moreover, the process of exploring strategic, business and financing options may be disruptive to our business. The inability to effectively manage the process and any resulting agreement or transaction could materially and adversely affect our business, financial condition or results of operations. If we are not able to consummate strategic of financing alternatives, our liquidity, capital resources and our ability to expand our business may be adversely impacted.

The recent departures of a number of the members of our executive team and our ongoing leadership transition could have a material adverse impact on our business, operating results or financial condition.

In August 2011, Ryan K. Wuerch, our Chief Executive Officer and a director, Allyn P. Hebner, our Chief Financial Officer, James N. Ryan, our Chief Development Officer, and Richard E. Leigh, Jr., our Senior Vice President and General Counsel, were terminated from their positions with us. These recent departures have resulted in the loss of skills, experience and company and industry knowledge of the departed executives. James R. Smith, Jr., our former President and Chief Operating Officer, assumed the role of interim Chief Executive Officer and we appointed C. Stephen Cordial, a partner at Tatum, a division of SFN Professional Services LLC, a consulting and executive services firm, to the position of interim Chief Financial Officer. We are considering Mr. Smith as a candidate for permanent Chief Executive Officer, as we continue our evaluation of our executive management team, and we are searching for a permanent Chief Financial Officer. We cannot assure that our efforts to identify and recruit a permanent Chief Executive Officer or a permanent Chief Financial Officer will be successful. Moreover, the uncertainty inherent in our ongoing leadership transition can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, and may increase the likelihood of turnover of other key officers and employees. The recent executive team departures and our ongoing leadership transition could have a material adverse impact on our business, operating results or financial condition.

If we do not realize the expected benefits from the reduction in force that we implemented in September and October 2011, our operating results and financial conditions could be adversely affected. We may experience an adverse impact on our business as a result of the reduction in force.

In September and October 2011, we commenced a restructuring of our workforce. As a part of this process, we implemented a reduction in our global workforce and commenced a transition from contractor personnel to employees. These measures are designed to streamline our business, improve quality, integrate our acquisition of Adenyo and implement cost savings measures. If we are unable to realize the expected operational efficiencies and financial benefits from this restructuring, our operating results and financial condition could be adversely affected. We continue to review our cost structure and may implement further cost saving initiates. We cannot guarantee that we will be able to realize the cost savings and other anticipated benefits from such efforts, or that such efforts will not interfere with our ability to achieve our business objectives. Moreover, the reduction in force can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, may increase the likelihood of turnover of other key employees, and may have an adverse impact on our business.

We found a material weakness in our internal control over financial reporting and concluded that our disclosure controls and procedures were not effective as of September 30, 2011. If we fail to properly remediate this or any future weaknesses or deficiencies or maintain proper and effective internal controls , our ability to produce accurate and timely financial statements could be impaired and investors' views of us could be harmed.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can manage our business and produce accurate financial statements on a timely basis is a costly and time-consuming effort. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We are in the process of documenting and reviewing our internal controls and procedures. Beginning with fiscal year 2011, we are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which requires annual management assessment of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing this assessment. Our compliance with Section 404 has required and will continue to require that we incur additional expense and expend management time on compliance-related issues.
As disclosed in Part I, Item 4, “Controls and Procedures,” of this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2011 due to a material weakness related to our financial statement review procedures. If we fail to successfully remediate this material weakness or identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market's confidence in our financial statements could decline and the market price of our common stock could be adversely impacted and if we fail to develop and maintain proper internal controls our ability to predict our cash needs, our business could be adversely affected.  For a discussion of steps being evaluated to remediate this material weakness, please see Part I, Item 4, “Controls and Procedures,” of this Quarterly Report on Form 10-Q.
We believe our long-term success depends, in part, on our ability to expand the sales of our services to customers located outside of the U.S. As a result, our business is susceptible to risks associated with international sales and operations.
In addition to the U.S., we currently operate in the United Kingdom, Canada, the Netherlands, France, Indonesia, Singapore,

India, Malaysia, Bangladesh, Sri Lanka, Brazil and Cambodia and we may expand our offering of mobile data services into a number of additional international markets in the near future. As a result, we are subject to the additional risks of conducting business outside the U.S., which may include:

•	increased costs associated with localization of our services, including translations into foreign languages and adaptation to local practices and regulatory requirements;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	difficulties managing and staffing international operations;

•	delays resulting from difficulty in obtaining export licenses, tariffs and other trade barriers and restrictions on export or import of technology;

•	less stringent intellectual property protections;

•	unexpected changes in, or impositions of, legislative, regulatory or tax requirements and burdens of complying with a wide variety of foreign laws and other factors beyond our control;

•	general geopolitical risks in connection with international operations, such as political, social and economic instability;

•	compliance with anti-corruption and bribery laws, including the Foreign Corrupt Practices Act of 1977;

•	changes in diplomatic, trade or business relationships;

•	foreign currency fluctuations that may substantially affect the dollar value of our revenue and costs in foreign markets;

•	foreign exchange controls that may prevent or limit our ability to repatriate income earned in foreign markets;

•	increased financial accounting and reporting burdens; and

•	differences in cultural and business norms may be disruptive and cause inefficiencies.

Open mobile phone operating systems and new business models may reduce the wireless carriers' influence over access to mobile data services, and may reduce the total size of our market opportunity.
The majority of our revenue is based on mobile subscribers accessing mobile content and applications through our customers' carrier-branded mobile solutions. However, with the growth of the iPhone and smartphone business models, our customers' services may be bypassed or become inaccessible. These business models, which exclude carrier participation beyond transport, along with the introduction of more mobile phones with open operating systems that allow mobile subscribers to browse the Internet and, in some cases, download applications from sources other than a carrier's branded services, create a risk that some carriers will choose to allow this non-branded Internet access without offering a competitive value-added carrier-branded experience as part of their solution set. These so-called “open operating systems” include Symbian, BlackBerry, Android, Windows Mobile and iOS (iPhone). We believe wireless carriers need to offer branded services that can compete head-to-head with the new business models and open technologies in order to retain mobile subscribers and increase average revenue per user. Although our solutions are designed to help wireless carriers deliver a high value, competitive mobile data experience, if mobile subscribers do not find these carrier-branded services compelling, there is a risk that mobile subscribers will use open operating systems to bypass carrier-branded services and access the mobile Internet. It is also possible one or more wireless carriers will adopt a non-carrier branded, third-party web portal model. To the extent this occurs, the total available market opportunity for providing our current services and solutions to carriers may be reduced.
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
For the years ended December 31, 2006, 2007, 2008, 2009, and 2010, we had net losses of approximately $55.2 million, $77.9 million, $78.0 million, $16.3 million and $7.0 million, respectively. For the nine months ended September 30, 2011, we had net losses of approximately $184.9 million. If we cannot become profitable, our financial condition will deteriorate, and we may be unable to achieve our business objectives.
We compete with in-house mobile data solutions similar to those we offer.
The mobile data service industry is evolving rapidly to address changing industry standards and the introduction of new technologies and network elements. Wireless carriers are constantly reassessing their approaches to delivering mobile data to their subscribers, and one or more of our customers could decide to deploy an in-house mobile data delivery service solution that competes with our services. Even if the mobile data delivery services offered by a mobile service provider's in-house solution were more limited than those provided by our services, a wireless carrier may elect to accept limited functionality or services in lieu of providing a third party access to its network. An increase in the use of in-house solutions by wireless carriers could have an adverse effect on our business, operating results and financial condition.
Demand for our managed and professional services depends on increases in carrier subscribers' use of mobile data services and mobile devices to access the mobile Internet and on our customers' continued investment and improvement in wireless networks.
Our services comprise a mobile data service delivery platform that enables wireless carriers to monitor and charge their subscribers for access to mobile applications, content and programs that are developed by third parties and hosted by us. The majority of our revenue is based on mobile subscribers accessing mobile content and applications through our customers' carrier-branded mobile solutions. Our ability to generate revenues from our services will depend on the extent to which businesses and consumers continue to adopt and use mobile devices to access the mobile Internet and to receive products and services via their mobile devices. While many consumers use mobile devices to communicate, the majority of consumers do not presently use mobile devices to access the mobile Internet or obtain other products or services. Consumers and businesses may not significantly increase their use of mobile data services and mobile devices to access the mobile Internet and to obtain products and services as quickly as our business model contemplates. If consumers do not continue to increase their use of mobile data services, our business, operating results and financial condition will be adversely impacted.
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
Further, we intend to expand our international presence by targeting countries with large populations and propensities for adopting new technologies. However, many of these countries' intellectual property laws are not as stringent as those of the U.S. Effective patent, copyright, trademark and trade secret protections may be unavailable or limited in some foreign countries. As a result, we may not be able to effectively prevent competitors in these countries from using or infringing our intellectual property rights, which would reduce our competitive advantage and ability to compete in these regions or otherwise harm our business. In the future, we may also have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and divert our management's attention and resources. In addition, such litigation may not be successful.
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
Our customer agreements provide service level commitments on a monthly basis. Our service level commitment varies by customer. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability and/or degraded performance of our service, we may incur financial penalties. Our revenue could be significantly impacted if we suffer unscheduled downtime that exceeds the allowed downtimes under our agreements with our customers. The failure to meet our contractual level of service availability may require us to credit affected customers for a significant portion of their monthly fees, not just the value for the period of the downtime. As a result, failure to deliver services for a relatively short duration could result in our incurring significant financial penalties. Service level penalties represented 4% of total revenue in 2008, 1% of total revenue in 2009, 1% of total revenue in 2010 and less than 1% of total revenue for the nine months ended September 30, 2011. Any system failure, extended service outages, errors, defects or other performance problems with our managed and professional services could harm our reputation and may damage our customers' businesses.
We use datacenters to deliver our platform and services. Any disruption of service at these facilities could harm our business.
We host our services and serve all of our customers from various datacenter facilities located around the U.S. and globally. Nine of our data center facilities are operated by third parties. We do not control the operations at the third-party facilities. All of these facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, terrorist attacks, power losses, telecommunications failures and similar events. They also could be subject to break-ins, computer viruses, denial of service attacks, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the third-party facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services. Although we maintain off-site tape backups of our customers' data, we do not currently operate or maintain a backup datacenter for any of our services, which increases our vulnerability to interruptions or delays in our service. Interruptions in our services might harm our reputation, reduce our revenue, cause us to incur financial penalties, subject us to potential liability and cause customers to terminate their contracts other than in the customer-owned facility.
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
We will continue to invest in research and development for the introduction of new enhancements to existing services designed to improve the capacity, data processing rates and features of our services. We must also continue to develop new features and to improve functionality of our platform based on specific customer requests and anticipated market needs. Research and development in the mobile data services industry, however, is complex, expensive and uncertain. We believe that we must continue to dedicate a significant amount of resources to research and development efforts to maintain our competitive position. If we are not able to expend sufficient capital on such research and development or if our efforts do not lead to the successful introduction of service enhancements that are competitive in the marketplace, there could be a material adverse effect on our business, operating results, financial condition and market share.
Our solutions are complex and may take longer to develop than anticipated, and we may not recognize revenue from new service enhancements until after we have incurred significant development costs.
Most of our services must be tailored to meet customer specifications. In addition, our international customers often require significant customization of our platform to meet local needs. As a result, we often develop new features and enhancements to our existing services. These new features and enhancements often take substantial time to develop because of their complexity and because customer specifications sometimes change during the development cycle. We often do not recognize revenue from new services or enhancements until we have incurred significant development costs. In addition to delayed recognition of revenue from such new services and enhancements, our operating results will suffer if the new services or enhancements fail to meet our customers' expectations.
We have limited experience operating in foreign jurisdictions in which we operate. Operating in international markets requires significant management attention and financial resources. The investment and additional resources required to establish operations and manage growth in other countries may not produce desired levels of revenue or profitability.
Our ability to use net operating and certain built-in losses to reduce future tax payments may be limited by provisions of the Internal Revenue Code, and may be subject to further limitation as a result of future transactions.
Sections 382 and 383 of the Code contain rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in the years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders who directly or indirectly own 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long term tax exempt rate and the value of the company's stock immediately before the ownership change. We have proposed an amendment to our certificate of incorporation that includes restrictions on transfer of our stock to protect our net operating losses. If approved, we would be required to submit these restrictions for vote by our stockholders once every three years. If our stockholders do not approve the amendment or vote to remove the restrictions and there is a subsequent change in ownership, we may be unable to offset our taxable income with losses (or our tax liability with credits) before such losses and credits expire.
In addition, it is possible that future transactions (including issuances of new shares of our common stock and sales of shares of our common stock in connection with a potential rights offering or otherwise) will cause us to undergo one or more additional ownership changes. In that event, we generally would not be able to use our pre-change loss or certain built-in losses prior to such ownership change to offset future taxable income in excess of the annual limitations imposed by Sections 382 and 383 and those attributes already subject to limitations (as a result of our prior ownership changes) may be subject to more stringent limitations.
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
Our solutions are highly technical and have contained and may contain undetected errors, defects or security vulnerabilities. Some errors in our solutions may only be discovered after a solution has been deployed and used by our wireless carrier customers. Any errors, defects or security vulnerabilities discovered in our solutions after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers and increased service cost, any of which could adversely affect our business, operating results and financial condition. In addition, we could face claims for product liability, tort or breach of warranty. Defending a lawsuit, regardless of its merit, is costly and may divert management's attention away from the business and adversely affect the market's perception of us and our services. In addition, if our business liability insurance coverage is inadequate or future coverage is unavailable on acceptable terms or at all, our operating results and financial condition could be adversely impacted.
If we fail to manage future growth effectively, our business could be harmed.
We have experienced, and hope to continue to experience, rapid growth. Our revenue from continuing operations grew from $21.9 million during the year ended December 31, 2006 to $133.4 million during the year ended December 31, 2010. This growth has placed significant demands on our management, operational and financial infrastructure. To be able to grow effectively and to manage such growth, if achieved, we must continue to improve and enhance our managerial, operational and financial controls, and train and manage our employees, and expand our employee base. We must also manage new and existing relationships with customers, suppliers, business partners and other third parties. These activities will require significant expenditures and allocation of valuable management resources. If we fail to maintain the efficiency of our organization as we grow, our profit margins may decrease, and we may be unable to achieve our business objectives.
In the third quarter 2011, we recognized significant impairment losses related to our goodwill, intangible and fixed assets. Additional impairment losses may be recognized which would adversely affect our financial results.
We are required under GAAP to test goodwill for impairment annually and to assess our amortizable intangible assets, including capitalized software costs, and long-lived assets, as well as goodwill, for impairment when events or changes in circumstance indicate the carrying value may not be recoverable. In the third quarter 2011, we recorded impairment charges of $162.3 million and in the years ended December 31, 2009 and December 31, 2008 we recorded impairment charges of $5.8 million and $29.1 million, respectively. Our third quarter 2011 charges represent our best estimate of the impairment incurred during the three months ended September 30, 2011. Factors which have led to impairments include significant decline of our market capitalization below the book value of our net assets, changes in business strategy, restructuring of the business in connection with acquisitions, actual performance of acquired businesses below our expectations and expiration of customer contracts. Unanticipated events or changes in circumstances could impact our ability to recover the carrying value of some or all of these assets. In addition, we may make additional acquisitions in the future which would increase the amount of such assets on our books that would be subject to potential future impairment. In the event any of our current or future assets became impaired or if we are required to adjust our third quarter 2011 impairment charge in the future when we determine the final amount of the impairment, the associated impairment charge could adversely impact our results of operations.
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
Lawsuits have been filed against us and certain of our current and former directors and officers, which could divert management's attention and adversely affect our business, results of operations and cash flows.

Lawsuits have been filed against us and certain of our current and former directors and officers in the U.S. District Court, Western District of Washington at Seattle alleging various violations of federal securities laws and of state law, including breaches of fiduciary duties and unjust enrichment, relating to alleged false and misleading statements and omissions made by us in our registration statement for our initial public offering, subsequent reports filed with the Securities and Exchange Commission and other press releases and public statements. As these cases are at a very early stage, at this time, we are not able to predict the probability of the outcome or estimate of loss, if any, related to these matters. However, these types of litigation often are expensive and divert management's attention and resources. As a result, any of such claims, whether or not ultimately successful, could adversely affect our business, results of operations and cash flows.
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
We may engage in acquisitions, dispositions and exits that could disrupt our business, cause dilution to our stockholders and harm our business, operating results or financial condition.
We may make selective domestic and international acquisitions of, and investments in, businesses that offer new products, services and technologies, augment our market coverage, and/or enhance our technological capabilities. Acquisitions and investments outside of the U.S. involve unique risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. We may also dispose of certain businesses or assets or close existing businesses, such dispositions or closures may have an adverse effect on our business.
Acquisitions and dispositions in the high-technology sector are inherently risky and subject to many factors outside of our control, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business and operations. In addition, the integration may require that we incur significant restructuring charges. Acquisitions involve numerous risks, including difficulties in integrating the operations, management information systems and internal controls, technologies, products, and personnel of the acquired companies, particularly companies with overlapping business segments and widespread operations and/or complex products, such as Adenyo. Integration may be a difficult, drawn out process further complicated by such factors as geographic distances, lack of experience operating in the geographic market or industry sector of the acquired business, delays and challenges associated with integrating the business with our existing businesses, diversion of management's attention from daily operations of the business, potential loss of key employees and customers of the acquired business, the potential for deficiencies in internal controls at the acquired business, performance problems with the acquired business' technology, difficulties in entering markets in which we have no or limited direct prior experience, exposure to unanticipated liabilities of the acquired business, insufficient revenues to offset increased expenses associated with the acquisition, and our ability to achieve the growth prospects and synergies expected from any such acquisition. Even when an acquired business has already developed and marketed products and services, there can be no assurance that product or service enhancements will be made in a timely fashion or that all pre-acquisition due diligence will have identified all possible issues that might arise with respect to such acquired assets.
Any acquisition may also cause us to assume liabilities, record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential impairment charges, incur amortization expense related to certain intangible assets, increase our expenses and working capital requirements, and subject us to litigation, which would reduce our return on invested capital. Failure to manage and successfully integrate the acquisitions we make could materially harm our business and operations.
Any future acquisitions may require additional debt or equity financing, which in the case of debt financing, will increase our leverage and, in the case of equity financing, would be dilutive to our existing stockholders. Any decline in our perceived credit-worthiness associated with an acquisition could adversely affect our ability to borrow and result in more restrictive borrowing terms. As a result of the foregoing, we also may not be able to complete acquisitions or strategic transactions in the future to the same extent as in the past, or at all. These and other factors could harm our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition, and could adversely affect our business, operating results, and financial condition.
Government regulation of the mobile industry is evolving, and unfavorable changes or our failure to comply with regulations could harm our business and operating results.
As the mobile industry continues to evolve, we believe greater regulation by federal, state or foreign governments or regulatory authorities becomes more likely. For example, we believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information, could affect our customers' ability to use and share data, potentially reducing our ability to utilize this information for the purpose of continued improvement of the overall mobile subscriber experience. In addition, any regulation of the requirement to treat all content and application provider services the same over the mobile Internet, sometimes referred to as net neutrality regulation, could reduce our customers' ability to make full use of the value of our services. Further, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations to access the Internet may be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the mobile Internet and the viability of mobile data service providers, which could harm our business and operating results. Finally, any further or more restrictive regulation of the ability of wireless carriers to include charges for goods and services in a mobile subscriber's bill or their ability to offer up these capabilities to third parties, such as ourselves, on a bill-on-behalf-of basis could negatively impact our business.
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

In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Our stock price has declined significantly since our IPO in 2010 and may continue to do so as a result of the above described factors as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company's securities, securities class action litigation has often been instituted against these companies. We are subject to this type of litigation and may be the target of additional litigation of this nature. Such securities litigation could result in substantial costs and a diversion of our management's attention and resources, whether or not we are successful in such litigation.
Mr. Carl C. Icahn exerts significant influence over us and his interests may conflict with the interest of our other stockholders.
Mr. Carl C. Icahn controls approximately 16.6% of the voting power of our common stock. Through this ownership, Mr. Carl C. Icahn and entities controlled by him may exert substantial influence over us, transactions could be difficult or impossible to complete without the support of Mr. Carl C. Icahn. It is possible that Mr. Carl C. Icahn will exercise control over us in a manner adverse to your interests. Mr. Brett C. Icahn, one of our directors, is the son of Carl C. Icahn, and Hunter C. Gary, another of our directors, is married to Mr. Carl C. Icahn's wife's daughter.
In our restated certificate of incorporation, we renounce and provide for a waiver of the corporate opportunity doctrine as it relates to the funds affiliated with Koala Holding LP, an affiliate of Mr. Carl C. Icahn, Technology Crossover Ventures, and any person or entity affiliated with these investors. As a result, Mr. Carl C. Icahn and entities controlled by him will have no fiduciary duty to present corporate opportunities to us. These exempted persons are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. They may also pursue, for their own accounts, acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as Mr. Carl C. Icahn continues to beneficially own a significant amount of our common stock, he will continue to be able to strongly influence or effectively control our decisions, including director and officer appointments, potential mergers or acquisitions, asset sales and other significant corporate transactions.

On September 16, 2011, we entered into a $20 million term loan with High River Limited Partnership, which is secured by all of our assets. High River Limited Partnership is beneficially owned by Carl C. Icahn. The term loan provides that we are required to use the net proceeds from corporate transactions, such as in this rights offering, to prepay the term loan without premium or penalty. So long as the term loan remains outstanding and to the extent Mr. Carl C. Icahn or entities controlled by

Mr. Carl C. Icahn participate in this rights offering, his influence, effective control over our decisions and potential conflicts of interest may be further enhanced. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are directed by the exempted persons to themselves or their other affiliates instead of to us.
Our historical financial statements may not be indicative of future performance.
In light of our acquisitions of the mobile division of InfoSpace in December 2007 and of Adenyo in April 2011, our operating results only reflect the impact of those acquisitions from the acquisition date, and therefore comparisons with prior periods are difficult. As a result, our limited historical financial performance as owners of the mobile division of InfoSpace and the Adenyo business may make it difficult for stockholders to evaluate our business and results of operations to date and to assess our future prospects and viability. Furthermore, our brief operating history has resulted in revenue and profitability growth rates that may not be indicative of our future results of operations. As a result, the price of our common stock may be volatile.
In addition, we exited two lines of business in 2007 and 2008, our direct to consumer business, which was sold in two transactions in 2007 and 2008, and a business we refer to as media and entertainment, which was discontinued in 2008. The loss from discontinued operations in the 2008 period includes losses from these discontinued businesses.
As a result of the foregoing factors, the recent significant changes in our Company, our exploration of strategic and financing alternatives, as well as a strategic plan for our Company, our historical results of operations are not necessarily indicative of the operating results to be expected in the future.
We have proposed changes to our charter restricting transfers of our shares of common stock to preserve our use of net operating losses and related tax benefits. Such restrictions may have the effect of discouraging advantageous offers for our business or common stock and limit the price that investors might be willing to pay in the future for shares of our common stock.

We have proposed an amendment to our restated certificate of incorporation to include provisions that are designed to restrict direct and indirect transfers of the our stock if such transfers would affect the percentage of stock that is treated as owned by a five percent stockholder to protect the benefits of our net operating losses. You should be aware that, while not the intent of the provisions, the proposed transfer restrictions, if approved, would have an “anti-takeover” effect because they restrict the ability of a person or entity, or group of persons or entities, from accumulating in the aggregate 5% or more (by value) of our stock and the ability of persons, entities or groups now owning 5% or more (by value) of our stock from acquiring additional stock. If the restrictions are implemented, our stockholders will have a right to vote on the removal of the restrictions every three years. However, while the restrictions are in effect, if not waived, the transfer restrictions may discourage or prohibit a merger, some tender or exchange offers, proxy contests or accumulations of substantial blocks of shares for which some stockholders might receive a premium above market value. In addition, the transfer restrictions may delay the assumption of control by a holder of a large block of capital stock and the removal of incumbent directors and management, even if such removal may be beneficial to some or all of our stockholders. Such restrictions, if implemented, may adversely affect the market price of our common stock.
If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our common stock, or if our operating results do not meet their expectations, our stock price and trading volume could decline.
The trading market for our common stock will be influenced by the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these reports or analysts. If any of the analysts who cover our Company downgrades our stock, or if our operating results do not meet the analysts' expectations, our stock price could decline. Moreover, if any of these analysts ceases coverage of our Company or fails to publish regular reports on our business, we could lose visibility in the financial markets, which in turn could cause our stock price and trading volume to decline.
We have not paid or declared dividends in the past, and do not plan to pay or declare dividends in the future, as a result, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.
We have never declared or paid any dividends on our common stock and currently do not expect to declare or pay dividends on our common stock in the foreseeable future, other than subscription rights in a potential rights offering. Instead, we anticipate that all of our earnings in the foreseeable future will be used in the operation and growth of our business. Any determination to pay dividends in the future will be at the discretion of our board of directors. In addition, our ability to pay dividends on our common stock is currently limited by the covenants of our term loan and may be further restricted by the terms of any future debt or preferred securities. Accordingly, your only opportunity to achieve a return on your investment in our Company may be if the market price of our common stock appreciates and you sell your shares at a profit. The market price for our common stock may never exceed, and may fall below, the price that you pay for such common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. [Removed and Reserved]

Item 5. Other Information
The Company's Annual Meeting of Stockholders was held on October 28, 2011 (the “Annual Meeting”). At the Annual Meeting, the vote to approve Proposal 6 - the amendment of the Company's Restated Certificate of Incorporation - was adjourned to November 18, 2011 (the “Reconvened Meeting”). While approximately 95.1% of the votes cast prior to the meeting supported Proposal 6, at the Reconvened Meeting, the Company announced that it did not receive the required vote of a majority of the outstanding shares of the Company's common stock to pass this proposal. As a result, the Company further adjourned that portion of the Annual Meeting to 10:00 a.m. PST on December 13, 2011, at the Company's corporate headquarters for the purpose of allowing the stockholders additional time to vote on Proposal 6.

Item 6. Exhibits
(a) Index to Exhibits

EXHIBIT NO.	DESCRIPTION

10.1	Release Agreement between Motricity, Inc. and James Ryan, dated August 12, 2011 (incorporated by reference to Exhibit 10.1 to Motricity, Inc. Current Report on Form 8-K, filed on August 17, 2011).

10.2	Release Agreement between Motricity, Inc. and Ryan K. Wuerch, dated August 21, 2011 (incorporated by reference to Exhibit 10.1 to Motricity, Inc. Current Report on Form 8-K, filed on August 22, 2011).

10.3
Third Amendment to Letter Agreement between Motricity, Inc. and James R. Smith, Jr., dated August 21, 2011 (incorporated by reference to Exhibit 10.2 to Motricity, Inc. Current Report on Form 8-K, filed on August 22, 2011).

10.4
Interim Services Agreement between Motricity, Inc. and SFN Professional Services LLC, dated August 24, 2011 (incorporated by reference to Exhibit 10.1 to Motricity, Inc. Current Report on Form 8-K, filed on August 25, 2011).

10.5
Release Agreement between Motricity, Inc. and Allyn P. Hebner, dated August 31, 2011 (incorporated by reference to Exhibit 10.1 to Motricity, Inc. Current Report on Form 8-K, filed on September 7, 2011).

10.6
Release Agreement between Motricity, Inc. and Richard E. Leigh, Jr., dated August 31, 2011 (incorporated by reference to Exhibit 10.2 to Motricity, Inc. Current Report on Form 8-K, filed on September 7, 2011).

10.7
Promissory Note issued by Motricity, Inc. in favor of High River Limited Partnership, dated September 16, 2011 (incorporated by reference to Exhibit 10.1 to Motricity, Inc. Current Report on Form 8-K, filed on September 22, 2011).

10.8
Security Agreement between Motricity, Inc. and High River Limited Partnership, dated September 16, 2011 (incorporated by reference to Exhibit 10.2 to Motricity, Inc. Current Report on Form 8-K, filed on September 22, 2011).

10.9
Executive Employment Agreement between Motricity, Inc. and Charles Scullion, dated May 12, 2011 (incorporated by reference to Exhibit 10.1 to Motricity, Inc. Current Report on Form 8-K, filed on October 5, 2011).

10.10
Letter Agreement between Motricity, Inc. and Charles Scullion, dated September 29, 2011 (incorporated by reference to Exhibit 10.2 to Motricity, Inc. Current Report on Form 8-K, filed on October 5, 2011).

10.11	Motricity, Inc. Executive Officer Severance/Change in Control Plan (incorporated by reference to Exhibit 10.3 to Motricity, Inc. Current Report on Form 8-K, filed on October 5, 2011).

10.12	Motricity, Inc. 2010 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Motricity, Inc. Current Report on Form 8-K, filed on November 2, 2011).

10.13	First Amendment to Service Exhibit No. 20100607.090.S.002 between Motricity, Inc. and AT&T Services, Inc., dated September 1, 2011.*†

10.14
Fourth Amendment to the Second Amended and Restated Wireless Services Agreement #00014249 between Motricity, Inc. (formerly known as InfoSpace Mobile, Inc.) and AT&T Mobility LLC (formerly known as Cingular Wireless LLC), dated September 1, 2011.*†

10.15	Motricity, Inc. Amended and Restated 2011 Corporate Incentive Plan.*†

10.16	First Amendment to the System Supply, Integration and Managed Services Agreement between PT XL Axiata Tbk. and PT Motricity Indonesia, dated June 30, 2011.*

10.17
First Amendment to Promissory Note by and between Motricity, Inc. and High River Limited Partnership, dated November 14, 2011 (incorporated by reference to Exhibit 10.1 to Motricity, Inc. Current Report on Form 8-K, filed on November 14, 2011).

31.1	Certification of James R. Smith, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of C. Stephen Cordial pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.**

101.INS	XBRL Instance Document.***

101.SCH	XBRL Taxonomy Extension Schema Document.***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.***

*    Filed herewith.
**     Furnished herewith.

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

MOTRICITY, INC.

Date:	November 21, 2011	By:	/s/ C. Stephen Cordial
C. Stephen Cordial
Interim Chief Financial Officer