Form 10-K/A
period 2010-12-31
MOTRICITY INC
filed 2012-01-18
CIK 1336691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE
We are filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2011, as amended by Amendment No. 1 on From 10-K/A filed with the SEC on May 2, 2011 (the “Original Filing”), solely to re-file Exhibits 10.35, 10.36 and 10.37 in response to comments we received from the SEC on a confidential treatment request we made for certain portions of such Exhibits in the Original Filing.
This Amendment does not reflect events occurring after the filing of the Original Filing. No other modifications or changes have been made to the Original Filing or the exhibits filed therewith. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC.

Item 15. Exhibits and Financial Statement Schedules.
(a)
(3) Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTRICITY, INC. (Registrant)

January 18, 2012	By:	/s/ James R. Smith, Jr.
(Date)		James R. Smith, Jr. Interim Chief Executive Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Motricity, Inc. Registration Statement on Form S-1/A, File No. 333-164471, filed June 15, 2010)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Motricity, Inc. Registration Statement on Form S-1/A, File No. 333-164471, filed April 26, 2010)

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

10.1
Loan and Security Agreement, dated as of June 27, 2007, between Silicon Valley Bank and Motricity, Inc., as amended (incorporated by reference to Exhibit 4.4 to Motricity, Inc. Registration Statement on Form S-1, File No. 333-164471, filed January 22, 2010)

10.2
Master Services Agreement, dated as of December 30, 2008, between GlobalLogic, Inc. and Motricity, Inc. (incorporated by reference to Exhibit 10.2 to Motricity, Inc. Registration Statement on Form S-1/A, File No. 333-164471, filed June 2, 2010) †

10.3
Second Amended and Restated Wireless Services Agreement #00014249, dated as of July 22, 2005, between InfoSpace Mobile, Inc. and Cingular Wireless LLC, as amended (incorporated by reference to Exhibit 10.3 to Motricity, Inc. Registration Statement on Form S-1/A, File No. 333-164471, filed June 2, 2010) †

10.4
Master Services Agreement Number TJR031606, dated as of September 14, 2006, between Motricity, Inc. and Cingular Wireless LLC, as amended (incorporated by reference to Exhibit 10.4 to Motricity, Inc. Registration Statement on Form S-1/A, File No. 333-164471, filed June 2, 2010) †

10.5
WAP 2.0 Hosting Agreement, dated as of June 24, 2004, between Premium Wireless Services USA, Inc. d/b/a InfoSpace Mobile and Cellco Partnership d/b/a Verizon Wireless, as amended (incorporated by reference to Exhibit 10.5 to Motricity, Inc. Registration Statement on Form S-1/A, File No. 333-164471, filed June 2, 2010) †

10.6
Amendment Number 9 to WAP 2.0 Hosting Agreement, dated as of June 24, 2004, dated as of November 8, 2010, between Motricity, Inc. and Cellco Partnership d/b/a Verizon Wireless (incorporated by reference to Exhibit 10.1 to Motricity, Inc. Quarterly Report on Form 10-Q, filed on November 3, 2010)

10.7
Amendment Number 8 to WAP 2.0 Hosting Agreement, dated as of June 24, 2004, dated as of June 30, 2010, between Motricity, Inc. and Cellco Partnership d/b/a Verizon Wireless (incorporated by reference to Exhibit 10.3 to Motricity, Inc. Quarterly Report on Form 10-Q, filed on August 6, 2010)

10.8
Amendment Number 7 to WAP 2.0 Hosting Agreement, dated as of June 24, 2004, dated as of March 29, 2010, between Motricity, Inc. and Cellco Partnership d/b/a Verizon Wireless (incorporated by reference to Exhibit 10.2 to Motricity, Inc. Quarterly Report on Form 10-Q, filed on August 6, 2010)

10.9
Office Lease, dated as of December 21, 2007, between WA—Three Bellevue Center, LLC and Motricity, Inc. (incorporated by reference to Exhibit 10.5 to Motricity, Inc. Registration Statement on Form S-1/A, File No. 333-164471, filed April 26, 2010) †

10.10
Employment Offer Letter, dated as of May 20, 2009, between Motricity, Inc. and Chris Dorr (incorporated by reference to Exhibit 10.6 to Motricity, Inc. Registration Statement on Form S-1, File No. 333-164471, filed January 22, 2010) #

10.11
Employment Offer Letter, dated as of May 22, 2009, between Motricity, Inc. and Jim Ryan (incorporated by reference to Exhibit 10.7 to Motricity, Inc. Registration Statement on Form S-1, File No. 333-164471, filed January 22, 2010) #

10.12
Employment Offer Letter, dated as of January 7, 2009, between Motricity, Inc. and Jim Smith (incorporated by reference to Exhibit 10.8 to Motricity, Inc. Registration Statement on Form S-1, File No. 333-164471, filed January 22, 2010) #

10.13
Employment Offer Letter, dated as of March 6, 2009, between Motricity, Inc. and Allyn P. Hebne r (incorporated by reference to Exhibit 10.9 to Motricity, Inc. Registration Statement on Form S-1, File No. 333-164471, filed January 22, 2010) #

10.14
Employment Offer Letter, dated as of August 8, 2008, between Motricity, Inc. and Richard E. Leigh, Jr. (incorporated by reference to Exhibit 10.10 to Motricity, Inc. Registration Statement on Form S-1, File No. 333-164471, filed January 22, 2010) #

10.15
Second Amended and Restated Employment Agreement, as amended, dated as of January 1, 2008, between Motricity, Inc. and Ryan K. Wuerch (incorporated by reference to Exhibit 10.11 to Motricity, Inc. Registration Statement on Form S-1, File No. 333-164471, filed January 22, 2010) #

10.16
Amended and Restated Executive Employment Agreement, dated as of January 19, 2010, between Motricity, Inc. and Ryan K. Wuerch (incorporated by reference to Exhibit 10.12 to Motricity, Inc. Registration Statement on Form S-1, File No. 333-164471, filed January 22, 2010) #

10.17
Option Agreement, dated as of March 26, 2010, between Motricity, Inc. and Ryan K. Wuerch (incorporated by reference to Exhibit 10.14 to Motricity, Inc. Registration Statement on Form S-1/A, File No. 333-164471, filed June 2, 2010) #

10.18
Form of First Amendment to Employment Offer Letter Agreement of Executive Officers (incorporated by reference to Exhibit 10.15 to Motricity, Inc. Registration Statement on Form S-1/A, File No. 333-164471, filed June 2, 2010) #

10.19
Amended and Restated 2004 Stock Incentive Plan of Motricity, Inc., as amended through August 4, 2005 (incorporated by reference to Exhibit 10.13 to Motricity, Inc. Registration Statement on Form S-1, File No. 333-164471, filed January 22, 2010) #

10.20
Motricity, Inc. 2010 Amended and Restated Corporate Incentive Plan (incorporated by reference to Exhibit 10.18 to Motricity, Inc. Registration Statement on Form S-1/A, File No. 333-164471, filed June 2, 2010) #†

10.21	Motricity, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.16 to Motricity, Inc. Registration Statement on Form S-1/A, File No. 333-164471, filed April 26, 2010) #

10.22	Form of Stock Option Agreement under 2004 Plan (incorporated by reference to Exhibit 10.17 to Motricity, Inc. Registration Statement on Form S-1/A, File No. 333-164471, filed April 26, 2010) #

10.23
Form of Restricted Stock Grant Agreement under 2004 Plan (incorporated by reference to Exhibit 10.18 to Motricity, Inc. Registration Statement on Form S-1/A, File No. 333-164471, filed April 26, 2010) #

10.24	Form of Motricity, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.19 to Motricity, Inc. Registration Statement on Form S-1, File No. 333-164471, filed January 22, 2010) #

10.25	Form of Stock Option Agreement under the 2010 LTIP (incorporated by reference to Exhibit 10.23 to Motricity, Inc. Registration Statement on Form S-1/A, File No. 333-164471, filed June 2, 2010) #

10.26
Certificate of Amendment to the 2004 Stock Incentive Plan of Motricity, Inc. (incorporated by reference to Exhibit 10.26 to Motricity, Inc. Registration Statement on Form S-1/A, File No. 333-164471, filed June 2, 2010) #

10.27
Consent and Amendment Agreement, dated June 7, 2010, between Silicon Valley Bank and Motricity, Inc. (incorporated by reference to Exhibit 10.28 to Motricity, Inc. Registration Statement on Form S-1/A, File No. 333-164471, filed June 16, 2010)

10.28
Master Service Agreement, dated as of October 1, 2010, between Motricity Inc. and AT&T Services, Inc. (incorporated by reference to Exhibit 10.2 to Motricity, Inc. Quarterly Report on Form 10-Q, filed on November 3, 2010)

10.29
Service Exhibit No. 20100607.090.S.002, dated as of October 1, 2010, between Motricity, Inc. and AT&T Services, Inc. (incorporated by reference to Exhibit 10.3 to Motricity, Inc. Quarterly Report on Form 10-Q, filed on November 3, 2010)

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

10.35	Development Work Agreement, dated May 18, 2010, between PT XL Axiata Tbk. and Motricity, Inc. †*

10.36	Software License and Maintenance Agreement, dated May 18, 2010, between PT XL Axiata Tbk. and mCore International, Inc. †*

10.37	System Supply, Integration and Managed Services Agreement, dated August 31, 2010, between PT XL Axiata Tbk. and PT Motricity Indonesia †*

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Motricity, Inc. Registration Statement on Form S-1/A, File No. 333-164471, filed on May 6, 2010)

23.1	Consent of PricewaterhouseCoopers LLP (incorporated by reference to Exhibit 23.1 to Motricity, Inc. Annual Report on Form 10-K, filed February 28, 2011)

31.1
Certification of Ryan K. Wuerch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to Motricity, Inc. Annual Report on Form 10-K, filed February 28, 2011)

31.2
Certification of Allyn P. Hebner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to Motricity, Inc. Annual Report on Form 10-K, filed February 28, 2011)

31.3
Certification of Ryan K. Wuerch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to Motricity, Inc. Amendment No. 1 to Annual Report on Form 10-K/A, filed May 2, 2011)

31.4
Certification of Allyn P. Hebner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to Motricity, Inc. Amendment No. 1 to Annual Report on Form 10-K/A, filed May 2, 2011)

31.5	Certification of James R. Smith, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	Certification of C. Stephen Cordial pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer (incorporated by reference to Exhibit 32.1 to Motricity, Inc. Annual Report on Form 10-K, filed February 28, 2011)

32.2
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer (incorporated by reference to Exhibit 32.2 to Motricity, Inc. Annual Report on Form 10-K, filed February 28, 2011)

32.3
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer (incorporated by reference to Exhibit 32.1 to Motricity, Inc. Amendment No. 1 to Annual Report on Form 10-K/A, filed May 2, 2011)

32.4
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer (incorporated by reference to Exhibit 32.2 to Motricity, Inc. Amendment No. 1 to Annual Report on Form 10-K/A, filed May 2, 2011)

#	Indicates a management contract or compensatory plan or arrangement
†	Confidential treatment has been requested for certain provisions of this Exhibit. These provisions have been omitted from the filing and submitted separately to the Securities and Exchange Commission
*	This Exhibit was originally filed with our Annual Report on Form 10-K for the year ended December 31, 2010 and is being re-filed as an Exhibit hereto with modified redactions