Form 10-Q/A
period 2011-03-31
MOTRICITY INC
filed 2012-01-18
CIK 1336691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
We are filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 5, 2011 (the “Original Filing”), solely to re-file Exhibits 10.3 and correct an omission on the exhibit index in response to comments we received from the SEC on a confidential treatment request we made for certain portions of such Exhibit in the Original Filing.
This Amendment does not reflect events occurring after the filing of the Original Filing. No other modifications or changes have been made to the Original Filing or the exhibits filed therewith. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC.

Item 6. Exhibits
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

10.3	Amendment Number 10 to Agreement Number 750-67761-2004 Between Cellco Partnership D/B/A Verizon Wireless and Motricity, Inc. †*

10.4	2011 Corporate Incentive Plan (incorporated by reference to Exhibit 10.4 to Motricity, Inc. Quarterly Report on Form 10-Q, filed on May 5, 2011). †

31.1
Certification of Ryan K. Wuerch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to Motricity, Inc. Quarterly Report on Form 10-Q, filed on May 5, 2011).

31.2
Certification of Allyn P. Hebner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to Motricity, Inc. Quarterly Report on Form 10-Q, filed on May 5, 2011).

31.3	Certification of James R. Smith, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of C. Stephen Cordial pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer (incorporated by reference to Exhibit 32.1 to Motricity, Inc. Quarterly Report on Form 10-Q, filed on May 5, 2011).

32.2
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer (incorporated by reference to Exhibit 32.2 to Motricity, Inc. Quarterly Report on Form 10-Q, filed on May 5, 2011).

†
Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Exchange Act Rule 24b-2. These provisions have been omitted from the filing and submitted separately to the Securities and Exchange Commission.

*	This Exhibit 10.3 was originally filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 and is being re-filed as an exhibit hereto with modified redactions.