Form 10-K
period 2011-12-31
MOTRICITY INC
filed 2012-03-13
CIK 1336691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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

☐ Large Accelerated Filer	☒ Accelerated Filer	☐ Non-accelerated Filer (do not check if a smaller reporting company)	☐ Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
At June 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (based upon the closing sale price of such shares on NASDAQ on June 30, 2011) was approximately $293.9 million. Shares of Registrant’s common stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of Registrant’s outstanding common stock as of June 30, 2011 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of March 2, 2012:

Title of Class	Number of Shares
Common Stock, $0.001 par value	46,178,461

PART I

Item 1.	Business.
Overview
Business Overview
Motricity, Inc. ("Motricity" or the "Company") is a leading provider of mobile data solutions serving mobile operators, consumer brands and enterprises, and advertising agencies. Our software as a service ("SaaS") based platform enables our customers to implement marketing, merchandising, commerce, and advertising solutions to engage with their target customers and prospects through mobile devices. Our integrated solutions span mobile optimized websites, mobile applications, mobile merchandising and content management, mobile messaging, mobile advertising and predictive analytics. Our solutions allow our customers to drive loyalty, generate revenue and re-engineer business processes to capture the advantages of a mobile enabled customer base. Our predictive analytics capabilities drive relevant and targeted consumer experiences that drive brand awareness and interaction for our customers.

Motricity, a Delaware corporation, was incorporated on March 17, 2004 under the name Power By Hand, Inc. (“PBH, Inc.”). PBH, Inc. was formed as a new entity to be the surviving corporation in the merger of Pinpoint Networks, Inc. (the acquiring corporation for accounting purposes) and Power By Hand Holdings, LLC (“PBH Holdings”), which occurred on April 30, 2004. On October 29, 2004, we changed our name from Power By Hand, Inc. to Motricity, Inc. In 2007, we acquired the assets of the mobile division of InfoSpace, Inc. (“InfoSpace Mobile”). Located in Bellevue, Washington, InfoSpace Mobile was a provider of mobile content solutions and services for the wireless industry. On June 23, 2010, we completed our offering of 6,000,000 shares of common stock in an initial public offering. Our common stock is currently traded publicly on the NASDAQ Global Select Market under the symbol "MOTR."

On April 14, 2011, we acquired substantially all of the assets of Adenyo Inc. (“Adenyo”) and its subsidiaries and assumed certain of Adenyo's liabilities (including those of its subsidiaries), pursuant to an Arrangement Agreement, dated as of March 12, 2011, by and among Adenyo Inc., Motricity Canada Inc. (formerly 7761520 Canada Inc.), Motricity, Inc. and the other parties thereto. The assets include Adenyo's interest in a subsidiary, equipment, software, accounts receivable, licenses, intellectual property, customer lists, supplier lists and contractual rights. Adenyo was a mobile marketing, advertising and analytics solutions provider with operations in the United States ("U.S."), Canada and France.

Our operations are predominantly based in the U.S., with international operations in Canada and Europe. As described below, we are in the process of exiting our operations in India, the Asia Pacific region and France. We generated approximately 95%, 82% and 73% of our total revenue in the U.S. during the years ended December 31, 2009, 2010 and 2011, respectively. In the year 2011, 17% of our revenue was generated in Asia. As of December 31, 2009, December 31, 2010 and December 31, 2011, the majority of our long-lived assets were located in the U.S.

Recent Developments
Overview. Over the past several months, we have undergone significant change as described in more detail below, including changes in management, securing a term loan, reductions in costs, organizational restructuring and downsizing of resources, an exploration of strategic and financing alternatives, and increasing the focus on our mobile advertising and enterprise opportunities. We are also in the process of exiting our operations in India, the Asia Pacific region and France, which decision was based on the resources and cost associated with these operations, the intensified competition in the regions and our decision to streamline our operations and focus on our mobile advertising and enterprise business, while at the same time recommitting some of our resources to our North American carrier operations.

During this period of transformation, we have continued to deliver value-added solutions and roll out new services to customers and have taken a number of proactive steps to evolve our strategy to rebuild the Company and lower operating expenses.

The competitive landscape continues to impact our business. In North America, our operations are continuing to experience downward pressures related to the mass adoption of smart phones at the expense of feature phones. While this transition has been underway for some time, our large carrier customers are reporting that this trend is accelerating faster than they expected and it is impacting revenues not just for Motricity, but for the industry. We have also seen a downward trend in our professional service revenue on a sequential basis, and we believe that this trend will continue.

The continuing uncertainty surrounding worldwide financial markets and macroeconomic conditions has caused and may continue to cause our customers to decrease or delay their expansion and purchasing activities. Additionally, constrictions in world credit markets may cause our customers to experience difficulty securing the financing necessary to expand their operations and purchase our services. Economic uncertainty and unemployment have resulted in and may continue to result in cost-conscious consumers, which have adversely affected and may continue to adversely affect demand for our services. If the current adverse macroeconomic conditions continue, our business and prospects may continue to be negatively impacted.

To address the challenges presented by the market conditions and the other risks and uncertainties facing our business, we have implemented cost reductions and commenced the exit from our operations in India, the Asia Pacific region and France. We are continuing to align our costs with our outlook and are evaluating additional cost saving measures including divestitures and discontinuation of certain of our business operations including portions of our international business. We are also increasing the focus on our mobile advertising and enterprise opportunities, by continuing to pursue new product development opportunities designed to enhance and expand our existing services, seeking to develop new technology that addresses the increasingly sophisticated and varied needs of our customers, and responding to technological advances and emerging industry standards and practices and license leading technologies that will be useful in our business in a cost-effective and timely way. We are focusing on broadening our solutions and services to North American carriers and other industries and building a mobile advertising and enterprise platform that could deliver those services. Our success will depend on our ability to successfully execute one or more financing alternatives (including the previously announced proposed rights offering), cost reductions including in connection with the exit from our operations in India, the Asia Pacific region and France, and other potential exits and divestitures and our ability to successfully develop and use new technologies and adapt our current and planned services to new customer requirements or emerging industry standards and expand our customer base.

Strategic Review; Liquidity and Capital Resources. On September 22, 2011, we announced our intent to explore strategic options, including a spin-off, sale or other transaction involving our carrier business and mobile marketing and advertising business. We hired GCA Savvian Advisors, LLC (“Savvian”) to assist us in exploring these strategic options. As a result of such exploration, a number of interested parties entered into non-disclosure agreements with us and we received initial non-binding indications of interest from parties interested in acquiring all or a part of our business all of which were subject to a number of conditions, including satisfactory completion of substantial due diligence and the negotiation and completion of mutually satisfactory definitive agreements among the parties. After carefully reviewing each of the indications of interest, conducting preliminary negotiations with one of the parties, and considering the terms on which the parties had indicated they would be interested in acquiring all or a portion of our business, we concluded that it would be unlikely that we would be able to sell the Company at a meaningful premium over the market price of our common stock and determined that it was in the best interest of our Company and our stockholders to end the process led by Savvian. In doing so, we also considered the uncertainty of consummating a transaction on favorable terms if at all and the other strategic options for the Company. As such, we decided to focus our resources on other strategic paths for the business, including increasing the focus on our mobile advertising and enterprise business, continuing cost reductions and pursuing financing alternatives, including the proposed rights offering. Following this decision, we are continuing to receive and evaluate inquiries from parties interested in portions of our business. We are working with our advisors to evaluate these inquiries and determine interest among other parties. The realignment of our strategic path and consideration of strategic options will continue to require management time and resources, while we simultaneously focus on developing new product offerings and reducing costs. We cannot assure that we will be successful in our efforts in exploring, pursuing or completing any of our strategic options or in our efforts to realign our strategic path or to increase our focus on our mobile advertising and enterprise business.

On February 28, 2012, we amended our term loan from High River Limited Partnership ("High River") (as further described below) to, among other things, extend its maturity date to August 28, 2013, and we believe that our future cash flow from operations and available cash and cash equivalents will be sufficient to meet our liquidity needs through 2012. However, this may not be the case. Our longer-term liquidity, including our ability to repay our term loan and execute on our longer term business plan, is contingent on our ability to raise additional capital, including in the proposed rights offering and on our not experiencing any events that may accelerate the payment of our term loan. Our ability to fund our capital needs also depends on our future operating performance, our ability to successfully realign our costs and strategic path, the effect of any strategic alternatives we may pursue and our ability to meet financial covenants under any indebtedness we may incur. We may also need to raise additional capital to execute our longer term business plan.

We cannot assure that sufficient additional or alternative financing will be available on acceptable terms, if at all, or that we will generate sufficient funds from operations to repay our term loan when due or to adequately fund our longer term operating needs. If we are unable to raise sufficient funds in our proposed rights offering or to negotiate a long term credit facility on acceptable terms, we may need to implement additional cost reduction measures and explore other sources to fund our longer term business needs and repay our term loan when due. Our failure to do so could result, among other things, in a default under our term loan, loss of our customers and a loss of your entire investment. Our ability to meet our liquidity needs or raise additional funds may also be impacted by the legal proceedings we are subject to as described in more detail below. Our operating performance may also be affected by risks and uncertainties discussed in Risk Factors. These risks and uncertainties may also adversely affect our short and long-term liquidity.

Term Loan. We entered into a $20 million term loan with High River on September 16, 2011 and subsequently amended the terms of the term loan on November 14, 2011 and on February 28, 2012. The term loan accrues interest at 9% per year, which is paid-in-kind quarterly through capitalizing interest and adding it to the principal balance, is secured by a first lien on substantially all of our assets and is guaranteed by two of our subsidiaries, mCore International and Motricity Canada. The principal and interest are due and payable at maturity on August 28, 2013. We used the proceeds of the term loan to pay the amounts outstanding under our credit facility with Silicon Valley Bank and to provide additional working capital. The term loan provides High River with a right to accelerate the payment of the term loan if we experience an ownership change (within the meaning of Section 382 of the Internal Revenue Code of 1986 as amended) that results in a substantial limitation on our ability to use our net operating losses and related tax benefits or if shares of any of our preferred stock we may issue become redeemable at the option of the holders or if we are required to pay the liquidation preference for such shares. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. High River is beneficially owned by Mr. Carl C. Icahn, a beneficial holder, as of March 2, 2012, of approximately 16.7% of our outstanding shares. Mr. Brett C. Icahn, a director of the Company, is the son of Mr. Carl C. Icahn, and Mr. Hunter C. Gary, a director of the Company, is married to Mr. Carl C. Icahn's wife's daughter. The term loan as amended with High River was unanimously approved by the disinterested directors of our Board of Directors.

Termination of XL Agreements and Exit from India and the Asia Pacific Region. On December 31, 2011, we agreed to terminate our relationship with PT XL Axiata Tbk (“XL”), at XL's request. The termination followed negotiations relating to the continued business relationship among us and XL and XL's indication that it wished to exit its relationship with us. Several agreements pursuant to which we provided XL with mobile data and related services in Indonesia were terminated. In 2010 and 2011, XL accounted for 13% and 10%, respectively, of our revenue. We and XL agreed that we were entitled to receive our contractual revenue share through December 31, 2011. In addition, XL agreed to a cash payment to compensate us for software license fees that would otherwise have been due under the terminated agreements. This payment is recorded as Accounts receivable in the Consolidated Balance Sheets as of December 31, 2011 and was received in full in the first quarter of 2012. All other payments that would otherwise have been due under the terminated agreements were waived resulting in a net benefit to us. In connection with this termination and as a result of the review of our strategic path, we also decided to increase our focus on our mobile advertising and enterprise business and re-evaluate our international carrier business. As part of this process, we decided to exit our business in India and the Asia Pacific region. The decision to exit the business in India and the Asia Pacific region was based on the resources and costs associated with these operations, the intensified competition in the region and our decision to streamline our operations and focus on our mobile advertising and enterprise business, while at the same time recommitting some of our resources to our North American carrier operations. In connection with this exit, we reduced the number of employees by 130 and began to close down our offices in Singapore, Malaysia, Indonesia and India and our data center in India in the first quarter of 2012. We estimate that the costs associated with the exit will amount to approximately $2.5 million on a pre-tax basis. We expect to complete the exit from these operations by April 2012. We may face administrative and regulatory hurdles in the exit process, the process may be longer than anticipated, and we may incur significant unexpected expenses in connection with the wind down of our business in India and the Asia Pacific region in excess of our estimate. While we believe that the exit will have a positive effect on our profitability in the long term, there is no assurance that this will be the case or that we will be able to generate significant revenues from our other wireless carrier customers or from our mobile advertising and enterprise business.

Recent Reduction in Force and other Cost Reductions Measures. During the third and fourth quarters of 2011 and into 2012, we effected a restructuring of our workforce and other cost savings initiatives. As a part of this process, we implemented a reduction in our global workforce, canceled hiring plans and commenced a transition from contractor personnel to employees and commenced the exit from our operations in India, the Asia Pacific region and France. These measures are designed to realign our strategic path, streamline our business, improve quality, integrate our acquisition of Adenyo and implement cost savings measures. We also implemented other cost savings measures, including a restructuring of our facilities and data centers. We continue to review our cost structure and may implement further cost saving initiatives including divestitures and discontinuation of certain of our business operations. We cannot guarantee that we will be able to realize cost savings and other anticipated benefits from such efforts, or that such efforts will not interfere with our ability to achieve our business objectives. Moreover, the reduction in force and other cost savings measures can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, may increase the likelihood of turnover of other key employees, and may have an adverse impact on our business.

Restructuring Charges. We recorded a restructuring charge of $5.3 million in 2011 primarily related to severance payments and stock-based compensation charges related to the acceleration of equity awards given to employees that were terminated. In 2011, restructuring charges associated with our exit from our operations in the India and Asia Pacific region were minimal. In 2012, we expect such restructuring costs to approximate $2.5 million, but the impact of the operations related to India, the Asia Pacific region and France will be reported as discontinued operations in the Consolidated Financial Statements. We do not

expect costs associated with the exit from our operations in our French subsidiary to be material.

Impairment. We periodically review the carrying value of the goodwill and other long-lived assets reflected in our financial statements to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment of the value of these assets. Based upon a combination of factors, including the recent decline of our market capitalization significantly below the book value of our net assets, as well as the reduction in the actual and anticipated performance of acquired businesses below our expectations, in the third quarter of 2011, we determined that our goodwill and certain fixed and intangible assets were impaired. In the fourth quarter of 2011, we performed our annual impairment test, which resulted in no additional impairment, and we finalized our estimated impairment charge from the third quarter. As a result, our impairment charge for the year ended December 31, 2011 is $162.7 million, of which $124.3 million relates to goodwill and $38.4 million relates to various fixed and intangible assets.

Recent Management Changes. In January 2012, we hired Richard Stalzer as President of our mobile marketing and advertising business and Charles P. Scullion, our Chief Strategy Officer and interim President of our mobile marketing and advertising business, resigned for good reason. In August 2011, Ryan K. Wuerch, our Chief Executive Officer and a director, Allyn P. Hebner, our Chief Financial Officer, James N. Ryan, our Chief Development Officer, and Richard E. Leigh, Jr., our Senior Vice President and General Counsel, were terminated from their positions with us. James R. Smith, Jr., our former President and Chief Operating Officer, assumed the role of interim Chief Executive Officer, and we appointed C. Stephen Cordial, a partner at Tatum, a division of SFN Professional Services LLC, a consulting and executive services firm, to the position of interim Chief Financial Officer. We are considering Mr. Smith as a candidate for permanent Chief Executive Officer, as we continue our evaluation of our executive management team, and we are searching for a permanent Chief Financial Officer. We cannot assure that our efforts to identify and recruit a permanent Chief Executive Officer or a permanent Chief Financial Officer will be successful. The uncertainty inherent in our ongoing leadership transition can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, and may increase the likelihood of turnover of other key officers and employees.

Legal Proceedings. We previously announced that Joe Callan filed a putative securities class action complaint in the U.S. District Court, Western District of Washington at Seattle related to alleged violations under Sections 11 and 15 of the Securities Act of 1933 (the "Securities Act"), and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act"). A second putative securities class action complaint was filed by Mark Couch in October 2011 in the same court, also related to alleged violations under Sections 11 and 15 of the Securities Act, and Sections 10(b) and 20(a) of the Exchange Act. In addition, during September and October 2011, three shareholder derivative complaints were filed against us and certain of our current and former directors and officers in the U.S. District Court, Western District of Washington at Seattle. The complaints allege various violations of state law, including breaches of fiduciary duties and unjust enrichment based on alleged false and misleading statements in press releases and other Securities and Exchange Commission ("SEC") filings disseminated to shareholders. The derivative complaints seek, inter alia, a monetary judgment, restitution, disgorgement and a variety of purported corporate governance reforms. See Legal Proceedings.

Our solutions and services
Motricity provides a number of solutions and services for mobile operators, brands and agencies, including relevance-driven mobile advertising, mobile marketing, mobile merchandising, and predictive analytics solutions that help enable advertising agencies, consumer brands and enterprises, and mobile operators to deliver mobile optimized, consumer-centric experiences that drive interaction, content consumption and commerce across the mobile ecosystem. Motricity seeks to break through the complexity of the mobile data ecosystem by providing a comprehensive set of hosted, managed service offerings which enable our customers to deliver customized, branded mobile data experiences.

For agencies, consumer brands and enterprises, we deliver customer-centric mobile marketing and advertising experiences aided by precision audience segmenting, profiling and targeting, mobile content enablement and optimization and support for both standard and rich media campaigning. Motricity's solutions are crafted to provide our customers and partners with intelligent and innovative ways to attract and engage users across mobile messaging, mobile sites and smartphone and tablet applications through all mobile phones and tablets. Our cross-platform support and dynamic rendering based on device are intended to enable companies to send the right message, to the right audience, at the right time, which can translate to higher conversion rates and brand engagement.

Motricity Portal/Connect. Motricity Portal/Connect is an operator-branded 'front door' to the mobile Internet where a user can access the content that matters to them on a real-time basis. From news, sports, weather, email, social networking and messaging, to mobile account and eCare information, Motricity Portal/Connect delivers a means for users to access their set of localized, personalized and customized content. With Motricity Portal/Connect, mobile operators can create a feature rich, visually appealing environment to deliver user-relevant content, services and offers across a wide range of target devices. Motricity Portal/Connect was developed to drive service adoption and increases usage of mobile data services.

Motricity Marketplace. Motricity Marketplace enables mobile operators to respond to the demand for innovative mobile content, applications and widgets with personalized mobile shopping experience. Motricity Marketplace simplifies the complex world of mobile commerce through the delivery of a relevance-driven merchandising solution.

Motricity Marketplace provides a mobile commerce solution for mobile operators. Users can get the wide range of content, applications and widgets that are available across the carriers mobile data ecosystem and developers can make available their complete offerings. Motricity Marketplace aggregates content, applications and widgets from a variety of sources including device OEM's and third-party providers into one easy-to-reach and easy-to-use mobile shopping destination.

Motricity MobileCast. Motricity MobileCast is a next generation content management solution that delivers real-time, consumer relevant content to a wide range of smartphones. This offering is designed to give smartphone subscribers real-time, zero touch access to all the relevant content, applications, goods and services they care about most, directly to their 'phonetop.'

Motricity MobileCast is designed to offer mobile operators and enterprise brands the ability to deliver a wide range of content types (HTML5, audio, video, text) to smartphone operating systems. It also includes easy-to-use publishing tools intended to reduce the time to design and develop marketing campaigns, giving marketers greater control. Motricity MobileCast also is designed to make it easier for marketers to track their campaigns through a suite of reporting and insight generation tools, enabling results reporting and real-time adjustment and optimization of campaigns.

Motricity Gateway. Motricity Gateway delivers a solution for rapid delivery of wireless messaging and content, helping communications, offers and promotions get to customers on time. Motricity Gateway also provides the ability for companies to charge for the delivery of digital products by leveraging the wireless carrier billing facilities. Motricity Gateway's Billing Manager is designed to handle complex operator requirements for efficient handling of billing, and offers user-friendly features that enhance service offerings and increase revenue opportunities.

Motricity Site Designer. Motricity Site Designer enables companies to leverage the reach, communication and advertising opportunities only mobile can offer. Using Motricity Site Designer, mobile operators, enterprise brands and advertising agencies have the ability to create mobile Websites, microsites and landing pages that deliver audience-relevant content, offers and promotions that are mobile optimized for different devices from feature phones, to HTML5 and rich-media mobile web optimized experiences on smartphones and tablets.

Motricity Campaign Manager. Motricity Campaign Manager enables our customers to plan, develop, execute and measure marketing, sales and customer readiness strategies over the mobile channel allowing them to influence customers making decisions on the go. With support for both push and pull messaging campaigns and robust opt-in user management, Motricity Campaign Manager provides flexible solutions that help simplify the complexity of the mobile channel for our customers and partners.

Motricity Insights. Motricity Insights is a SaaS-based tool that makes enterprise-class predictive analytics, profiling and prospect targeting a viable option for a marketer, combining customer profiling, reporting, predictive modeling, scoring, mapping, targeting and suppression into an end-to-end process. Motricity Insights enables agencies, advertisers and corporate marketing teams to build revenue, create customer loyalty and deliver a more consistent return on investment across campaigns.

Motricity Insights is designed to accelerate the prospect identification process, delivering profiling, filtering, segmentation and targeting without requiring analytics expertise or dedicated in-house statistical teams. Motricity Insights is designed to assist marketers with creating analytics models to understand market size, propensity to buy and concentration.

Motricity Ad Manager. Motricity Ad Manager provides targeting capabilities to identify and attract mobile audiences based on customer preferences and interests. By investing in predictive analytics, Motricity delivers an interactive mobile experience that drives engagement to help increase customer acquisition and retention and distinguish its customers' brand from the competition. Motricity Ad Manager, helps our customers deliver offerings for enterprises to connect with their prospects and customers through mobile advertising campaigns across messaging, wap/web and native smartphone and tablet applications.

Our professional services include the following:

Solution consulting. Our solution professionals actively engage with customers to define mobile trends, analyze effectiveness of existing solutions and recommend programs and solutions to enhance the mobile data subscriber experience. Our solution professionals assist our customers to optimize their mobile data strategies.

Mobile design. Our mobile design professionals enable wireless carriers to create unique, integrated mobile experiences for their mobile subscribers. We employ functional and technical design techniques across a number of design elements including subscriber experience, wireless network and mobile device features, system integration and processes. We have a comprehensive library of designs and tools that help us leverage our skill set across the mobile data ecosystem.

Solution implementation. Our implementation professionals provide expertise in different phases of the implementation process, including customization, configuration, integration, system launch and ongoing enhancement and maintenance.

Operational management and customer support. Once our products and solutions are deployed, we provide support services to our customers to maintain and monitor their service deployment, including content and technology management, the introduction of new phones and system billing and settlement. We also provide customer support to wireless carriers and their ecosystem of partners to resolve issues directly relating to the performance of our solutions if there is a problem.

Sales and marketing
We market and sell a wide range of mobile data services solutions to wireless carriers as well as mobile marketing and advertising solutions to brands and agencies through our sales organization. As of March 2, 2012, our sales and marketing organization consisted of 50 employees located predominantly in North America.

Sales. We have teams focused on selling to wireless carriers, enterprise customers, and brands and agencies. Employees in our sales support and sales engineering group are engaged during the design and implementation process to offer insight into customer requirements, technical solutions and cost evaluation.

Marketing and product management. Our marketing and product management organizations focus on defining our product requirements, educating wireless carriers, media and industry analysts on our managed services approach, building brand awareness and supporting the efforts of the sales organization. We market our solutions through industry events, public relations efforts, sales materials and our Internet site. In addition, we work with brands and agencies to help them better understand the opportunity and value that mobile solutions bring to their go-to-market approaches and offerings. We believe the combination of these efforts creates awareness of our business, solutions and managed services approach, which helps drive our overall business growth.

Customers and vendors
Customers
As of March 2, 2012, our customers numbered over 237 worldwide, including both wireless and enterprise customers. As discussed below, we have established and strategic relationships with industry-leading wireless carriers. In addition to those relationships, we have agreements to provide messaging services, such as standard text messaging programs and premium (paid) content delivery, to a wide array of entertainment, marketing and other customers. We depend on a limited number of customers for a substantial portion of our revenues. The loss of a key customer or any significant adverse change in the size or terms of a contract with a key customer could significantly reduce our revenues.

Wireless carriers. We have customer agreements with some of the top U.S. wireless carriers. We provide various services, including portal and/or marketplace services for these carriers. In addition, we have agreements with a wide range of U.S. wireless carriers for connectivity to our enterprise gateway. Our agreements vary as to the services we provide to each carrier and how we charge for those services. We charge using a combination of professional services fees, variable activity-based fees, revenue sharing arrangements and fixed monthly fees. Some of our agreements contain per subscriber fees for portal services and revenue sharing arrangements for marketplace services. Some of our agreements also contain service level agreements under which we commit to certain availability and performance metrics and are subject to financial penalties if we fail to perform at the agreed upon level.

AT&T Mobility. Our largest customer by revenue is AT&T Mobility, LLC ("AT&T"). We have several agreements with AT&T including our Second Amended and Restated Wireless Services Agreement under which we host AT&T's MediaNet and ATT.net portals, and our 2010 Master Services Agreement and accompanying Service Exhibit under which we host AT&T's

AppCenter, which utilizes mCore Marketplace. Under the portal agreement, we receive a monthly fee based on the number of subscribers, with a volume discount, as well as certain fixed fees. The portal agreement contains service level agreements under which we commit to certain availability and performance metrics and are subject to financial penalties if we fail to perform at the agreed upon level. The portal agreement reached the end of its term on April 22, 2011 but is subject to automatic extension unless terminated by either party upon six months notice, and is also terminable by AT&T without cause upon six months notice. The AppCenter agreement expires September 22, 2012, but AT&T has the right to terminate on 90 days notice prior to that.

Verizon Wireless. After AT&T, our next largest customer is Cellco Partnership (d.b.a. Verizon Wireless) ("Verizon"). We host Verizon's portals under our 2004 WAP 2.0 Hosting Agreement. Under our Verizon portal agreement, we receive a monthly fee based on the number of subscribers, with a volume discount, as well as certain fixed fees. The portal agreement contains service level agreements under which we commit to certain availability and performance metrics and are subject to financial penalties if we fail to perform at the agreed upon level. Pursuant to an amendment to the 2004 WAP 2.0 Hosting Agreement entered into on June 30, 2010, the term of the Agreement was extended to June 30, 2012. After such date, Verizon Wireless may extend the term for up to two additional one year terms, which extension shall occur automatically unless Verizon provides notice of intent not to renew at least ninety days prior to the end of the then-current term. After June 30, 2014, the term shall be automatically renewed for successive one year periods unless either party provides written notice of termination. Verizon may terminate the agreements for convenience.

Vendors
We utilize strategic relationships with offshore and domestic vendors to increase technical resource capacity in the areas of technical development and quality assurance. We have expanded these relationships to assist in the growing of our product development efforts. On an as needed basis, these vendors can also be utilized to assist in sales engineering and demonstration development. We have agreements in place with our vendors, particularly offshore vendors, that allow us to properly manage and oversee vendor activities across the organization.

We have a strategic relationship with GlobalLogic, Inc. ("GlobalLogic"), a leading software research and development company with over 3,000 employees providing services worldwide. Initially, GlobalLogic assisted us with customer implementation and custom projects, and we now use the company to supplement our Product Development group. Our Master Services Agreement with GlobalLogic became effective on September 30, 2008, and it expires on December 29, 2012. We may terminate this agreement upon breach or change in control, or without cause upon 90 days notice. The agreement includes the option to convert GlobalLogic employees to Motricity employees for a fee.

We commit significant resources to research and development. Research and development expenses for the years ended December 31, 2009, 2010 and 2011, were $5.8 million, $8.7 million and $11.7 million, respectively. Given recent changes in our business there is no guarantee that we will continue to spend at these levels in research and development. We anticipate reduced needs in certain areas and increased needs in other areas of our business for research and development. There are also no assurances that our research and development efforts will be successful or that we will be able to capitalize on the investments. This transition additionally adds risk to the productivity and realization of our research and development investments.

Competition
The mobile data communications market for products and services continues to be competitive and fragmented. The widespread and rising adoption of open industry standards, rapidly changing technology trends and burgeoning consumer demand has made it easier for new market entrants, existing competitors and non-traditional players to introduce new products and services that compete with our products. With the rapid growth and adoption of mobile data services, along with the increased demand for mobile marketing and advertising solutions, we expect competition to increase. As such, we believe there are a number of important factors to compete effectively in our market, including:

•	strong mobile data expertise;

•	scalable and highly reliable products and services;

•	advanced user interface capabilities and subscriber insight;

•	continued innovation to stay ahead of the market and the technology curve;

•	knowledge and delivery capabilities across a wide array of content and applications;

•	service integration capabilities across a wide range of devices, networks and standards;

•	sufficient scale and operational efficiencies to be able to offer the most cost effective solutions;

•	high level of customer support;

•	ability to onboard a wide range of devices and content;

•	adaptability to rapidly changing demand, technology and products external to our offerings;

•	comprehensive premium semi-blind ad network;

•	rich media ad creation; and

•	reporting capabilities.
We offer our customers a range of solutions, and as a result, we compete with, among others, Amdocs and Ericsson in the carrier portal and marketplace businesses, and with Sybase, OpenMarket, Ericsson, mBlox and other wireless messaging providers in our messaging aggregation business. The competition in the mobile advertising and enterprise business is highly fragmented with many players who are solely focused on these segments and others where these businesses are a smaller part of their larger business. Some of our significant competitors include Vibes, Augme and iLoop in our mobile messaging and campaign manager business. We compete with Netbiscuits, July Systems and Usablenet in mobile optimized web sites, and we compete with interactive marketing agencies and independent developers to build native smartphone and tablet applications. We compete with Millennial, Jumptap and Mojiva in our mobile advertising and ad network business. Additionally, we face the risk that our customers may seek to develop in-house products as an alternative to those currently being provided by us. Traditional digital players and major mobile ecosystem providers, such as Google, Microsoft, Apple and Yahoo, are in fierce competition over market share in the mobile advertising and enterprise space.

Intellectual property
Our intellectual property is an essential element of our business. We rely on a combination of trademark, copyright, trade secret, patent and other intellectual property laws of the U.S. and other countries, as well as confidentiality agreements and license agreements to protect our intellectual property. Our intellectual property includes trademarks, patents, copyrights, trade secrets, and we are involved in licensing arrangements. Our employees and independent contractors are required to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property, and assigning to us any ownership that they may claim in those works.

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

Employees
As of March 2, 2012, accounting for the recent reductions in force, we have approximately 297 employees. None of our employees are represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages.

Available Information
We maintain a website at www.motricity.com. The information on or available through our website is not, and should not be considered, a part of this report. You may access our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as well as other reports relating to us that are filed with or furnished to the SEC free of charge at our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. In addition, you may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site, www.sec.gov, that contains reports, proxy and information statements, and other information that we file electronically with the SEC.

Item 1A.	Risk Factors.

The following risk factors should be considered carefully in addition to the other information contained in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. See "Cautionary Statement Regarding Forward-Looking Statements", in Management's Discussion and Analysis of Financial Condition and Results of Operations. Our actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed below as well as those discussed elsewhere in this Annual Report on Form 10-K. Additional risks and uncertainties that management is not aware of or that are currently deemed immaterial may also adversely affect our business operations. If any of the following risks materialize, our business, financial condition or operating results could be materially adversely affected.

Our failure to raise additional capital, including in the proposed rights offering, or generate the cash flows necessary to repay our term loan when due and to maintain and expand our operations and invest in our services could result in a default under our term loan and reduce our ability to continue normal operations. We may not have sufficient capital to pay our term loan when due. This could impact our ability to continue normal operations and could result in the loss of your entire investment.
We believe that our future cash flow from operations and available cash and cash equivalents will be sufficient to meet our liquidity needs through 2012. However, this may not be the case. Our ability to fund our capital needs also depends on our future operating performance, our ability to successfully realign our costs and strategic path, the effect of any strategic and financing alternatives we may pursue and our ability to meet financial covenants under any indebtedness we may incur. We may also need to raise additional capital to execute our longer term business plan, including to complete planned upgrades and enhancements to our products and services, increase our investment in capital equipment to support new and existing customers, extend our marketing and sales efforts, expand internationally and make strategic acquisitions if attractive opportunities become available. Our future capital requirements will depend on many factors, including our future operating performance, our ability to successfully realign our costs and strategic path, the time and cost of our service enhancements, the rate of growth of the mobile marking and advertising business, the rate of mobile data subscriber growth, the acceptance rate of mobile devices as multi-functional computing platforms, the demand for wireless applications, the time and cost of successfully entering into new customer contracts and the amount of investment needed to achieve our sales and marketing objectives.

If we raise additional capital in an equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. If we engage in debt financing, we may be required to accept terms that further restrict our ability to incur additional indebtedness and force us to maintain specified liquidity or other ratios. We may not be able to raise any additional capital that we may require on terms acceptable to us or at all. Our failure to do so could result, among other things, in a default under our term loan, loss of our customers and a loss of your entire investment.

We may not have sufficient capital to pay our term loan when due. This could impact our ability to continue normal operations and could result in the loss of your entire investment.

Events outside our control, such as ownership changes impacting our ability to use our net operating losses and related tax benefits may result in the acceleration of our term loan. If this were the case, we may not have sufficient capital to repay the term loan, or to continue normal operations and you could lose your entire investment.

Our term loan may be accelerated under certain circumstances, including if we experience an ownership change (within the meaning of Section 382 of the U.S. Internal Revenue Code of 1986 as amended), which results in a substantial limitation on our ability to use our net operating losses and related tax benefits or undergo a change in control. We do not have control over some of these triggering events, and if any of these events were to occur and we were required to repay our term loan, we may not have sufficient capital to do so or to continue normal operations and you could lose your entire investment. See Item 1A Risk Factors -Our ability to use net operating losses and certain built-in losses to reduce future tax payments may be limited by provisions of the Internal Revenue Code and may be subject to future limitation as a result of the proposed rights offering and future transactions.

We depend on a limited number of customers for a substantial portion of our revenues. XL, one of our three largest customers, recently terminated its relationship with us, which may adversely impact our revenues. The loss of any other key customer or any significant adverse change in the size or terms of a contract with any other key customer could significantly further reduce our revenues.

We depend, and expect to continue to depend, on a limited number of significant wireless carriers for a substantial portion of our revenues. Currently, a number of the top U.S. carriers use our services. In the event that one or more of these major wireless carriers decides to reduce or stop using our managed and professional services, we could be forced to shift our marketing focus to smaller wireless carriers, which could result in lower revenues than expected and increased business development, marketing and sales expenses. This could cause our business to be less profitable and our results of operations to be adversely affected.

In addition, a change in the timing or size of a professional services project by any one of our key customers could result in significant variations in our revenue and operating results. Our operating results for the foreseeable future will continue to depend on our ability to effect sales to a small number of customers. Any revenue growth will depend in part on our success in selling additional services to our large customers and expanding our customer base to include additional customers that deploy our solutions in large- scale networks serving significant numbers of subscribers.

In 2009, we generated approximately 53% of our total revenue from contracts with AT&T and its affiliates, and 20% of our total revenue from contracts with Verizon and its affiliates. In 2010, we generated approximately 44%, 24% and 13% of our total revenue from contracts with AT&T, Verizon and XL respectively. For the year ended December 31, 2011, we generated approximately 47%, 17% and 10% of our total revenue from contracts with AT&T, Verizon and XL, respectively. XL recently terminated its relationship with us and this may adversely impact our revenues going forward. Certain of our other customers, including AT&T and Verizon may terminate our agreements by giving advance notice. Our ability to continue the terms of our agreements may be impacted by constraints in liquidity and capital resources, the exploration of financing alternatives and the realignment of our strategic path. Failure to renew or maintain our agreements with AT&T, Verizon or our other large customers and to obtain new customers would materially reduce our revenue and have a material adverse effect on our business, operating results and financial condition.

We are increasing our focus on our mobile advertising and enterprise business and deemphasizing our international carrier business and recently began the process of exiting our business in India and the Asia Pacific region, beginning with the termination of our relationship with XL. If we are unable to successfully realign our business to focus on our mobile advertising and enterprise business and obtain new customers for that business, our business, financial condition, results of operations and cash flows could be materially and adversely affected.
Effective December 31, 2011, we agreed to, at the request of XL, terminate our relationship with XL and in January 2012 we began our efforts to exit our business in India and the Asia Pacific region. With this, we are increasing our focus on our mobile advertising and enterprise business and deemphasizing our international business. However, we expect that the exit from our India and Asia Pacific business will impact our revenues and cause us to incur costs. We estimate that the costs associated with the exit from our business in India and the Asia Pacific region will amount to approximately $2.5 million on a pre-tax basis. We expect to complete the exit from these operations by April 2012. We may face administrative and regulatory hurdles in the process, the wind down process may be longer than anticipated and we may incur significant expenses in connection with the wind down of our operations in excess of our estimates. While we believe that the exit will have a positive effect on our profitability in the long term, there is no assurance that this will be the case. There are no assurances that we will be able to generate sufficient revenues from our other customers or from our mobile advertising and enterprise business. If we are not successful in our efforts to realign our strategy to focus on our mobile advertising and enterprise business, to develop our product offering in that market and to obtain new customers for that business, or in exiting our operations in India and the Asia Pacific region in a cost effective manner, our revenues, results of operations and financial condition may be adversely impacted.

The mobile data services industry is, and likely will continue to be, characterized by rapid technological changes, which will require us to develop new products and service enhancements, and could render our existing services obsolete.
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
The mobile data communications services market is rapidly evolving and intensely competitive. Since we offer our customers a range of solutions, we face competition from many sources. Competition in the wireless industry throughout the world continues to increase at a rapid pace as consumers, businesses and governments realize the market potential of wireless communications products and services. In addition, new competitors or alliances among competitors could emerge and rapidly acquire significant market share, to our detriment. There may be additional competitive threats from companies introducing new and disruptive solutions. Some of our competitors may be better positioned than we are. Many of our current and potential competitors may have advantages over us, including:

•	longer operating histories and market presence;

•	greater name recognition;

•	access to larger customer bases;

•	single source solutions that deliver mobile devices, hardware, services and infrastructure;

•	economies of scale and cost structure advantages;

•	greater sales and marketing, manufacturing, distribution, technical, financial and other resources; and

•	government support.
These competitors also have established or may establish financial or strategic relationships among themselves or with our existing or potential customers or other third parties. In addition, some of our competitors have used and may continue to use aggressive pricing or promotional strategies, have stronger relationships on more favorable terms with wireless carrier enterprises and agencies and may devote substantially greater resources to system development than we do. These relationships may affect customers' decisions to purchase services from us.

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

We are exploring various strategic and financing alternatives for the Company and considering the strategic direction of the Company as a whole. We may experience difficulties in consummating financing and strategic alternatives and realigning our strategic path, and any such alternatives and realignment of our strategic path may not lead to the achievement of desired results.
We cannot assure that we will be successful in exploring, pursuing or consummating any financing or strategic alternatives, including the previously announced rights offering or in realigning our strategic path. Furthermore, additional capital may be needed to pursue such strategies, including a focus on our mobile advertising and enterprise business and there are no assurances that additional capital is available on favorable terms or at all. Moreover, the process of exploring financing and strategic options, realigning our strategic path and effecting cost reductions may be disruptive to our business. The inability to effectively manage the process could materially and adversely affect our business, financial condition or results of operations. If we are not able to consummate financing or strategic alternatives or to successfully realign our strategic path and manage the reduction of our costs, our liquidity, capital resources and our business may be adversely impacted.

Our ongoing leadership transition could have a material adverse impact on our business, operating results or financial condition.
In January 2012, we hired Richard Stalzer as President of our mobile marketing and advertising business and, Charles P. Scullion, our Chief Strategy Officer and interim President of our mobile marketing and advertising business, resigned for good reason. In August 2011, Ryan K. Wuerch, our Chief Executive Officer and a director, Allyn P. Hebner, our Chief Financial Officer, James N. Ryan, our Chief Development Officer, and Richard E. Leigh, Jr., our Senior Vice President and General Counsel, were terminated from their positions with us. James R. Smith, Jr., our former President and Chief Operating Officer, assumed the role of interim Chief Executive Officer and we appointed C. Stephen Cordial, a partner at Tatum, a division of SFN Professional Services LLC, a consulting and executive services firm, to the position of interim Chief Financial Officer. We are considering Mr. Smith as a candidate for permanent Chief Executive Officer, as we continue our evaluation of our executive management team, and we are searching for a permanent Chief Financial Officer. We cannot assure that our efforts to identify and recruit a permanent Chief Executive Officer or a permanent Chief Financial Officer will be successful. Moreover, the uncertainty inherent in our ongoing leadership transition can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, and may increase the likelihood of turnover of other key officers and employees. Our ongoing leadership transition could have a material adverse impact on our business, operating results or financial condition.

If we do not realize the expected benefits from the reduction in force and other cost reductions that we implemented the third and fourth quarters of 2011 and into 2012 and from future cost savings initiatives that we may implement, our operating results and financial conditions could be adversely affected, and we may experience an adverse impact on our business as a result of the reduction in force.
In the third and fourth quarters of 2011 and into 2012, we effected a restructuring of our workforce, part of which was in connection with the exit from our operations in India, the Asia Pacific region and France. As a part of this process, we implemented a reduction in our global workforce, canceled hiring plans and commenced a transition from contractor personnel to employees. These measures are designed to realign our strategic path, streamline our business, improve quality, integrate our acquisition of Adenyo and implement cost savings measures. If we are unable to realize the expected operational efficiencies and financial benefits from this restructuring, our operating results and financial condition could be adversely affected. We also implemented other cost savings measures, including a restructuring of our facilities and data centers. We continue to review our cost structure and may implement further cost saving initiatives including divestitures and discontinuation of certain of our business operations. We cannot guarantee that we will be able to realize the cost savings and other anticipated benefits from such efforts, or that such efforts will not interfere with our ability to achieve our business objectives. Moreover, the reduction in force can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, may increase the likelihood of turnover of other key employees, and may have an adverse impact on our business.

Any material weaknesses in our internal controls over financial reporting or failure to maintain proper and effective internal controls could impair our ability to produce accurate and timely financial statements and investors' views of us could be harmed.
Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can manage our business and produce accurate financial statements on a timely basis is a costly and time-consuming effort. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. Beginning with fiscal year 2011, we are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessment of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing this assessment. Our compliance with Section 404 has required and will continue to require that we incur additional expense and expend management time on compliance-related issues.

As of September 30, 2011, we found material weaknesses in our internal control over financial reporting and concluded that our disclosure controls and procedures were not effective. These material weaknesses were properly remediated as of December 31, 2011 and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011. If we fail to maintain proper internal controls our ability to predict our cash needs, our business could be adversely affected and the market's confidence in our financial statements could decline and the market price of our common stock could be adversely impacted.

Our research and development investments may not lead to successful new services or enhancements.
We expect to continue to invest in research and development for the introduction of new products and enhancements to existing services designed to improve the capacity, data processing rates and features of our services. Particularly with our increased emphasis on the mobile enterprise and marketing business, we must also continue to develop new products and services while we continue to develop existing features and to improve functionality of our platform based on specific customer requests and anticipated market needs. Research and development in the mobile data services industry, however, is complex, expensive and uncertain. We believe that we must continue to dedicate a significant amount of resources to research and development efforts to maintain our competitive position. If we are not able to expend sufficient capital on such research and development or if our efforts do not lead to the successful introduction of service enhancements that are competitive in the marketplace, there could be a material adverse effect on our business, operating results, financial condition and market share.

Our business is susceptible to risks associated with international sales and operations.
In addition to the U.S., we currently operate in Europe and Canada. We are exiting our business in India, the Asia Pacific region and France and are generally evaluating our business outside North America. As a result, we are subject to the additional risks of conducting business outside the U.S., which may include:

•	increased costs associated with localization of our services, including translations into foreign languages and adaptation to local practices and regulatory requirements;

•	increased costs and resources related to any discontinuation or divestitures of operation in such jurisdictions;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	difficulties managing and staffing international operations;

•	delays resulting from difficulty in obtaining export licenses, tariffs and other trade barriers and restrictions on export or import of technology;

•	less stringent intellectual property protections;

•	unexpected changes in, or impositions of, legislative, regulatory or tax requirements and burdens of complying with a wide variety of foreign laws and other factors beyond our control;

•	general geopolitical risks in connection with international operations, such as political, social and economic instability;

•	compliance with anti-corruption and bribery laws, including the Foreign Corrupt Practices Act of 1977;

•	changes in diplomatic, trade or business relationships;

•	foreign currency fluctuations that may substantially affect the dollar value of our revenue and costs in foreign markets;

•	foreign exchange controls that may prevent or limit our ability to repatriate income earned in foreign markets;

•	increased financial accounting and reporting burdens; and

•	differences in cultural and business norms may be disruptive and cause inefficiencies.

Open mobile phone operating systems and new business models may reduce the wireless carriers' influence over access to mobile data services, and may reduce the total size of our market opportunity in the carrier business.
The majority of our revenue is based on mobile subscribers accessing mobile content and applications through our customers' carrier- branded mobile solutions. However, with the growth of the iPhone and smartphone business models, our carrier customers' services may be bypassed or become inaccessible. These business models, which exclude carrier participation beyond transport, along with the introduction of more mobile phones with open operating systems that allow mobile subscribers to browse the Internet and, in some cases, download applications from sources other than a carrier's branded services, create a risk that some carriers will choose to allow this non-branded Internet access without offering a competitive value-added carrier-branded experience as part of their solution set. These so-called “open operating systems” include Symbian, BlackBerry, Android, Windows Mobile and iOS (iPhone). We believe wireless carriers need to offer branded services that can compete head-to-head with the new business models and open technologies in order to retain mobile subscribers and increase average revenue per user. Although our solutions are designed to help wireless carriers deliver a high value, competitive mobile data experience, if mobile subscribers do not find these carrier-branded services compelling, there is a risk that mobile subscribers will use open operating systems to bypass carrier-branded services and access the mobile Internet. It is also possible one or more wireless carriers will adopt a non-carrier branded, third-party web portal model. To the extent this occurs, the total available market opportunity for providing our current services and solutions to carriers may be reduced.

We have a history of net operating losses and may continue to suffer losses in the future.
For the years ended December 31, 2007, 2008, 2009, 2010 and 2011, we had net losses of approximately $77.9 million, $78.0 million, $16.3 million, $7.0 million, and $195.4 million, respectively. If we cannot become profitable, our financial condition will deteriorate, and we may be unable to achieve our business objectives.

We face intense competition including through in-house mobile data solutions similar to those we offer.
The mobile data service industry is evolving rapidly to address changing industry standards and the introduction of new technologies and network elements. Wireless carriers are constantly reassessing their approaches to delivering mobile data to their subscribers, and one or more of our customers could decide to deploy an in-house mobile data delivery service solution that competes with our services. Even if the mobile data delivery services offered by a mobile service provider's in-house solution were more limited than those provided by our services, a wireless carrier may elect to accept limited functionality or services in lieu of providing a third party access to its network. We also face intense competition in the mobile advertising and enterprise space through, among others, traditional digital players and major mobile ecosystem producers. An increase in the use of in-house solutions by wireless carriers and the traditional digital players and major mobile ecosystem producers could have an adverse effect on our business, operating results and financial condition.

Demand for our managed and professional services depends on carrier subscribers' use of mobile data services and mobile devices to access the mobile Internet and on our customers' continued investment and improvement in wireless networks.
Our services include a mobile data service delivery platform that enables wireless carriers to monitor and charge their subscribers for access to mobile applications, content and programs that are developed by third parties and hosted by us. The majority of our revenue is based on mobile subscribers accessing mobile content and applications through our customers' carrier-branded mobile solutions. Our ability to generate revenues from our services will depend on the extent to which businesses and consumers continue to adopt and use mobile devices to access the mobile Internet and to receive products and services via their mobile devices. While many consumers use mobile devices to communicate, the majority of consumers do not presently use mobile devices to access the mobile Internet or obtain other products or services. Consumers and businesses may not continue to use mobile data services and mobile devices to access the mobile Internet and to obtain products and services as quickly as our business model contemplates or using our services. If consumers do not use mobile data services though our services, our business, operating results and financial condition will be adversely impacted.

Further, increased demand by consumers for mobile data services delivered over wireless networks will be necessary to justify capital expenditure commitments by wireless carriers to invest in the improvement and expansion of their networks. Demand for mobile data services through our services might not increase if there is limited availability or market acceptance of mobile devices designed for such services; if we are not able to adapt our services to smartphones; the multimedia content offered through wireless networks does not attract widespread interest; or the quality of service available through wireless networks does not meet consumer expectations. If long-term expectations for mobile data services are not realized or do not support a sustainable business model, wireless carriers may not commit significant capital expenditures to upgrade their networks to provide these services, the demand for our services will decrease, and we may not be able to increase our revenues or become profitable in the future.

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

Further, we may choose to expand our international presence. However, many of these countries' intellectual property laws are not as stringent as those of the U.S. Effective patent, copyright, trademark and trade secret protections may be unavailable or limited in some foreign countries. As a result, we may not be able to effectively prevent competitors in these countries from using or infringing our intellectual property rights, which would reduce our competitive advantage and ability to compete in these regions or otherwise harm our business. In the future, we may also have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and divert our management's attention and resources. In addition, such litigation may not be successful.

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

If we cannot meet NASDAQ's continued listing requirements, NASDAQ may delist our common stock, which could have an adverse impact on the liquidity and market price of our common stock.
Our common stock is currently listed on the NASDAQ Global Select Market. We are and will be required to meet certain qualitative and financial tests to maintain the listing of our common stock on the NASDAQ Global Select Market. Under NASDAQ rules, a stock can be delisted and not allowed to trade on NASDAQ if the closing bid price of the stock over a 30 consecutive trading-day period is less than $1.00 per share. There is a risk that the share price of our common stock could decline to levels over a period of time so that we could no longer meet these listing requirements, and thus may be delisted from NASDAQ. A delisting of our common stock could negatively impact us by reducing the liquidity and market price of our capital stock and the number of investors willing to hold or acquire our capital stock. This could also negatively impact our ability to raise capital in an equity financing, including in the previously announced rights offering. It is also possible that we would otherwise fail to satisfy another NASDAQ requirement for continued listing of our capital stock. Within the last twelve months, our common stock traded below the $1.00 per share level on 25 days. The closing price on March 2, 2012 was $1.19 per share.

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
Some of our customer agreements provide service level commitments on a monthly basis. Our service level commitment varies by customer. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability and/or degraded performance of our service, we may incur financial penalties. Our revenue could be significantly impacted if we suffer unscheduled downtime that exceeds the allowed downtimes under our agreements with our customers. The failure to meet our contractual level of service availability may require us to credit affected customers for a significant portion of their monthly fees, not just the value for the period of the downtime. As a result, failure to deliver services for a relatively short duration could result in our incurring significant financial penalties. Service level penalties represented 4% of total revenue in 2008, 1% of total revenue in 2009 and in 2010 and less than 1% of total revenue in 2011. Any system failure, extended service outages, errors, defects or other performance problems with our managed and professional services could harm our reputation and may damage our customers' businesses.

We use datacenters to deliver our platform and services. Any disruption of service at these facilities could harm our business.
We host our services and serve all of our customers from various datacenter facilities located around the U.S. Several of our datacenter facilities are operated by third parties. We do not control the operations at the third-party facilities. All of these facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, terrorist attacks, power losses, telecommunications failures and similar events. They also could be subject to break-ins, computer viruses, denial of service attacks, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the third-party facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services. Although we maintain off-site tape backups of our customers' data, we do not currently operate or maintain a backup datacenter for any of our services, which increases our vulnerability to interruptions or delays in our service. Interruptions in our services might harm our reputation, reduce our revenue, cause us to incur financial penalties, subject us to potential liability and cause customers to terminate their contracts other than in the customer-owned facility.

Capacity constraints could disrupt access to our services, which could affect our revenue and harm our reputation.
Our service goals of performance, reliability and availability require that we have adequate capacity in our computer systems to cope with the volume of traffic through our service delivery platforms. If we are successful in growing the size and scope of our operations, we will need to improve and upgrade our systems and infrastructure to offer our customers and their subscribers enhanced services, capacity, features and functionality. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of our business rises, with no assurance that our revenues will grow. If our systems cannot be expanded in a timely manner to cope with increased traffic we could experience disruptions in service, lower customer and subscriber satisfaction and delays in the introduction of new services. Any of these problems could impair our reputation and cause our revenue to decline.

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

Our ability to use net operating and certain built-in losses to reduce future tax payments may be limited by provisions of the Internal Revenue Code, and may be subject to further limitation as a result of the proposed rights offering and future transactions.
Sections 382 and 383 of the Code contain rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in the years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders who directly or indirectly own 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the Company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long term tax exempt rate and the value of the Company's stock immediately before the ownership change. If we experience a change in control, including as a result of the proposed rights offering, we may be unable to offset our taxable income with losses (or our tax liability with credits) before such losses and credits expire.

In addition, it is possible that the proposed rights offering and future transactions (including issuances of new shares of our common stock if such interest is treated as “stock” for tax purposes and sales of shares of our common stock if such interest is treated as “stock” for tax purposes) will cause us to undergo one or more additional ownership changes. In that event, we generally would not be able to use our pre-change loss or certain built-in losses prior to such ownership change to offset future taxable income in excess of the annual limitations imposed by Sections 382 and 383 and those attributes already subject to limitations (as a result of our prior ownership changes) may be subject to more stringent limitations.

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
We rely upon development vendors to provide additional capacity for our technical development and quality assurance services. Our primary development vendor is GlobalLogic, a software research and development company providing software development services primarily from its offices in India and Ukraine. If GlobalLogic were, for any reason, to cease operations, we might be unable to replace it on a timely basis with a comparably priced provider. We would also have to expend time and resources to train any new development vendor that might replace GlobalLogic. If GlobalLogic were to suffer an interruption in its business, or experience delays, disruptions or quality control problems in its software development operations, or if we had to change development vendors, our ability to provide services to our customers would be delayed and our business, operating results and financial condition would be adversely affected.

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
In the past, such as from 2006 to 2010, our revenue from continuing operations has grown. This growth placed significant demands on our management, operational and financial infrastructure. If we are to be able to grow effectively in the future and to manage such growth, if achieved, we must succeed in the realignment of our strategic path and improve and continue to enhance our managerial, operational and financial controls, and train and manage our employees. We must also manage new and existing relationships with customers, suppliers, business partners and other third parties. These activities will require significant expenditures and allocation of valuable management resources. If we fail to maintain the efficiency of our organization during periods of growth, our profit margins may decrease, and we may be unable to achieve our business objectives.

In the third quarter of 2011, we recognized significant impairment losses related to our goodwill and intangible assets. We may also recognize impairment losses for subsequent periods which would adversely affect our financial results.
We are required under Generally Accepted Accounting Principles to test goodwill for impairment annually and to assess our amortizable intangible assets, including capitalized software costs, and long-lived assets, as well as goodwill, for impairment when events or changes in circumstance indicate the carrying value may not be recoverable. In the third quarter of 2011, we recorded impairment charges of $162.7 million and in the years ended December 31, 2009 and December 31, 2008 we recorded impairment charges of $5.8 million and $29.1 million, respectively. Factors which have led to impairments include significant decline of our market capitalization below the book value of our net assets, changes in business strategy, restructuring of the business in connection with acquisitions, actual performance of acquired businesses below our expectations and expiration of customer contracts. Unanticipated events or changes in circumstances could impact our ability to recover the carrying value of some or all of these assets. Based on the continued decline in our market capitalization since the fourth quarter of 2011 we may recognize additional impairment for subsequent periods. In addition, we may make additional acquisitions in the future which would increase the amount of such assets on our books that would be subject to potential future impairment. In the event any of our current or future assets became impaired the associated impairment charge could adversely impact our results of operations.

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

Actual or perceived security vulnerabilities in mobile devices and privacy concerns related to mobile device technology could negatively affect our business.
The security of mobile devices and wireless networks is critical to our business. Individuals or groups may develop and deploy viruses, worms and other malicious software programs that attack mobile devices and wireless networks. Security experts have identified computer worms targeted specifically at mobile devices. Security threats could lead some mobile subscribers to reduce or delay their purchases of mobile content and applications in an attempt to protect their data privacy and reduce the security threat posed by viruses, worms and other malicious software. Wireless carriers and device manufacturers may also spend more on protecting their wireless networks and mobile devices from attack, which could delay adoption of new mobile devices that tend to include more features and functionalities that facilitate increased use of mobile data services. Actual or perceived security threats, and reactions to such threats, could reduce our revenue or require unplanned expenditures on new security initiatives.

Lawsuits have been filed against us and certain of our current and former directors and officers, which could divert management's attention and adversely affect our business, results of operations and cash flows.
Lawsuits have been filed against us and certain of our current and former directors and officers in the U.S. District Court, Western District of Washington at Seattle alleging various violations of federal securities laws and of state law, including breaches of fiduciary duties and unjust enrichment, relating to alleged false and misleading statements and omissions made by us in our registration statement for our initial public offering, subsequent reports filed with the SEC and other press releases and public statements. As these cases are at a very early stage, at this time, we are not able to predict the probability of the outcome or estimate of loss, if any, related to these matters. However, these types of litigation often are expensive and divert management's attention and resources. As a result, any of such claims, whether or not ultimately successful, could adversely affect our business, results of operations and cash flows.

Claims by others that we infringe their intellectual property rights could force us to incur significant costs.
We cannot be certain that our services do not and will not infringe the intellectual property rights of others. Many parties in the telecommunications and software industries have begun to apply for and obtain patent protection for innovative proprietary technologies and business methods. Given that our platform interacts with various participants in the mobile data ecosystem, existing or future patents protecting certain proprietary technology and business methods may preclude us from using such proprietary technology or business methods, or may require us to pay damages for infringement or fees to obtain a license to use the proprietary technology or business methods (which may not be available or, if available, may be on terms that are unacceptable), or both, which would increase our cost of doing business. In addition, litigation concerning intellectual property rights and the infringement of those rights, including patents, trademarks and copyrights, has grown significantly over the last several years and is likely to grow further in the future. If we become the subject of infringement claims, we may be forced into litigation, which will require us to devote significant resources and management's time and attention to defend against such infringement claims. If it is determined that our services infringe the intellectual property rights of a third party, we may be required to pay damages or enjoined from using that technology or forced to obtain a license (which may not be available or, if available, may be on terms that are unacceptable) and/or pay royalties to continue using that technology. The assertion of intellectual property infringement claims against our technology could have a material adverse effect on our business, operating results and financial condition.

We may engage in acquisitions, dispositions and exits that could disrupt our business, cause dilution to our stockholders and harm our business, operating results or financial condition.
We may make selective domestic and international acquisitions of, and investments in, businesses that offer new products, services and technologies, augment our market coverage, and/or enhance our technological capabilities. Acquisitions and investments outside of the U.S. involve unique risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. We are in the process of exiting our business in India, the Asia Pacific region and France and continue to re-evaluate our overall international operations and may also dispose of certain businesses or assets or close existing businesses; such dispositions or closures may have an adverse effect on our business.

Acquisitions, dispositions and exits in the high-technology sector are inherently risky and subject to many factors outside of our control, and no assurance can be given that our previous or future acquisitions, dispositions or exits will be successful and will not materially adversely affect our business and operations. In addition, the integration of any business we acquire may require that we incur significant restructuring charges. Acquisitions involve numerous risks, including difficulties in integrating the operations, management information systems and internal controls, technologies, products, and personnel of the acquired companies, particularly companies with overlapping business segments and widespread operations and/or complex products, such as Adenyo. Integration may be a difficult, drawn out process further complicated by such factors as geographic distances, lack of experience operating in the geographic market or industry sector of the acquired business, delays and challenges associated with integrating the business with our existing businesses, diversion of management's attention from daily operations of the business, potential loss of key employees and customers of the acquired business, the potential for deficiencies in internal controls at the acquired business, performance problems with the acquired business' technology, difficulties in entering markets in which we have no or limited direct prior experience, exposure to unanticipated liabilities of the acquired business, insufficient revenues to offset increased expenses associated with the acquisition, and our ability to achieve the growth prospects and synergies expected from any such acquisition. Even when an acquired business has already developed and marketed products and services, there can be no assurance that product or service enhancements will be made in a timely fashion or that all pre-acquisition due diligence will have identified all possible issues that might arise with respect to such acquired assets.

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

Any future acquisitions may require additional debt or equity financing, which in the case of debt financing, will increase our leverage and, in the case of equity financing, would be dilutive to our existing stockholders. Any decline in our perceived credit- worthiness associated with an acquisition could adversely affect our ability to borrow and result in more restrictive borrowing terms. As a result of the foregoing, we also may not be able to complete acquisitions or strategic transactions in the future to the same extent as in the past, or at all. These and other factors could harm our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition or disposition, and could adversely affect our business, operating results, and financial condition.

Government regulation of the mobile industry is evolving, and unfavorable changes or our failure to comply with regulations could harm our business and operating results.
As the mobile industry continues to evolve, we believe greater regulation by federal, state or foreign governments or regulatory authorities becomes more likely. For example, we believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information and other mobile marketing regulations, could affect our and our customers' ability to use and share data, potentially reducing our ability to utilize this information for the purpose of continued improvement of the overall mobile subscriber experience. In addition, any regulation of the requirement to treat all content and application provider services the same over the mobile Internet, sometimes referred to as net neutrality regulation, could reduce our customers' ability to make full use of the value of our services. Further, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations to access the Internet may be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the mobile Internet and the viability of mobile data service providers, which could harm our business and operating results. Finally, any further or more restrictive regulation of the ability of wireless carriers to include charges for goods and services in a mobile subscriber's bill or their ability to offer up these capabilities to third parties, such as ourselves, on a bill-on- behalf-of basis could negatively impact our business.

Our use of open source software could limit our ability to commercialize our services.
We have incorporated open source software into our services. Although we closely monitor our use of open source software, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our services. In that event, we could be required to seek licenses from third parties in order to continue offering our services, to re- engineer our products or to discontinue sales of our services, any of which could materially adversely affect our business.

The market price of our common stock may be highly volatile or may decline regardless of our operating performance.
Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause wide fluctuations in the stock price may include, among other things:

•	actual or anticipated variations in our financial condition and operating results;

•	overall conditions or trends in our industry;

•	addition or loss of significant customers;

•	competition from existing or new products;

•	changes in the market valuations of companies perceived by investor to be comparable to us;

•	announcements by us or our competitors of technological innovations, new services or service enhancements;

•	announcements by us our our competitors of significant acquisitions, strategic partnerships, divestitures or capital commitments;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	additions or departures of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities or industry analysts that elect to follow our common stock; and

•	sales of our common stock by us or our stockholders, including sales by our directors and officers.
In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Our common stock price has declined significantly since our IPO in 2010 and may continue to do so as a result of the above described factors as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company's securities, securities class action litigation has often been instituted against these companies. We are subject to this type of litigation and may be the target of additional litigation of this nature. Such securities litigation could result in substantial costs and a diversion of our management's attention and resources, whether or not we are successful in such litigation.

Mr. Carl C. Icahn indirectly owns a significant amount of our common stock and the note issued under our term loan, he has a relationship with two of our directors, our charter waives the corporate opportunity doctrine as it relates to funds affiliated with him and he may have interests that diverge from those of other stockholders.
Mr. Carl C. Icahn controls approximately 16.7% of the voting power of our common stock as of March 2, 2012. Transactions could be difficult to complete without the support of Mr. Carl C. Icahn. It is possible that Mr. Carl C. Icahn may not support transactions, director appointments and other corporate actions that other stockholders would support. In addition, Mr. Brett C. Icahn, one of our directors, is the son of Mr. Carl C. Icahn, and Mr. Hunter C. Gary, another of our directors, is married to Mr. Carl C. Icahn's wife's daughter.

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

In addition, on September 16, 2011, we entered into, and on November 14, 2011 and February 28, 2012, we amended, a $20 million term loan with High River, which is secured by substantially all of our assets and is guaranteed by two of our subsidiaries, mCore International and Motricity Canada. High River Limited Partnership is beneficially owned by Mr. Carl C. Icahn. The principal and interest are due and payable at maturity on August 28, 2013. We used the proceeds of the term loan to pay the amounts outstanding under our credit facility with Silicon Valley Bank and to provide additional working capital. The term loan provides High River Limited Partnership with a right to accelerate the payment of the term loan if we experience an ownership change (within the meaning of Section 382 of the Internal Revenue Code of 1986 as amended) that results in a substantial limitation on our ability to use our net operating losses and related tax benefits or if the shares of any preferred stock we may issue become redeemable at the option of the holders or if we are required to pay the liquidation preference for such shares.

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

As a result of the foregoing factors, the recent significant changes in our Company, our exploration of financing and strategic alternatives, the termination of the XL Agreements, the exit from our business in India, Asia Pacific and France and the realignment of the strategic plan for our Company, including our decision to reevaluate our international carrier operations, our historical results of operations are not necessarily indicative of the operating results to be expected in the future.

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

We have not paid or declared dividends in the past, and do not plan to pay or declare dividends in the future, other than in connection with the proposed rights offering and, as a result, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.
We have never declared or paid any dividends on our common stock and currently, other than the distribution of subscription rights pursuant to the proposed rights offering described in our registration statement on file with the SEC, do not expect to declare or pay dividends on our common stock in the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used in the operation and growth of our business. Any determination to pay dividends on our common stock in the future will be at the discretion of our board of directors. In addition, our ability to pay dividends on our common stock is currently limited by the covenants of our term loan and may be further restricted by the terms of any future debt or preferred securities. Accordingly, your only opportunity to achieve a return on your investment in our Company may be if the market price of our common stock appreciates and you sell your shares at a profit. The market price for our common stock may never exceed, and may fall below, the price that you pay for such common stock.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters is located in Bellevue, Washington and comprises approximately 65,000 square feet of space leased through December 20, 2013. We also perform a range of business functions out of offices in Morrisville, North Carolina. We have sales and product development functions in Europe and Canada. We are currently in the process of closing our offices and/or exiting our operations in in Indonesia, Singapore, India , Malaysia and France. We also operate one datacenter facility located in Washington State. In addition, we use third-party operated datacenters located in other U.S. states and foreign countries to provide services to our customers. We believe that our existing properties are in good condition and sufficient and suitable for the conduct of our business. As our existing leases expire we believe that suitable space will be available to us on commercially reasonable terms.

Item 3.	Legal Proceedings.

Putative Securities Class Action. We previously announced that Joe Callan filed a putative securities class action complaint in the U.S. District Court, Western District of Washington at Seattle on behalf of all persons who purchased or otherwise acquired common stock of Motricity between June 18, 2010 and August 9, 2011 or in our IPO. The defendants in the case are Motricity, certain of our current and former directors and officers, including Ryan K. Wuerch, James R. Smith, Jr., Allyn P. Hebner, James N. Ryan, Jeffrey A. Bowden, Hunter C. Gary, Brett Icahn, Lady Barbara Judge CBE, Suzanne H. King, Brian V. Turner; and the underwriters in our IPO, including J.P. Morgan Securities, Inc., Goldman, Sachs & Co., Deutsche Bank Securities Inc., RBC Capital Markets Corporation, Robert W. Baird & Co Incorporated, Needham & Company, LLC and Pacific Crest Securities LLC. The complaint alleges violations under Sections 11 and 15 of the Securities Act of 1933, as amended, and Section 20(a) of the Exchange Act by all defendants and under Sections 10(b) of the Exchange Act by Motricity and those of our former and current officers who are named as defendants. The complaint seeks, inter alia, damages, including interest and plaintiff's costs and rescission. A second putative securities class action complaint was filed by Mark Couch in October 2011 in the same court, also related to alleged violations under Sections 11 and 15 of the Securities Act, and Sections 10(b) and 20(a) of the Securities Exchange Act. On November 7, 2011, the class actions were consolidated, and lead plaintiffs were appointed pursuant to the Private Securities Litigation Reform Act. On December 16, 2011, plaintiffs filed a consolidated complaint which added a claim under Section 12 of the Securities Act to its allegations of violations of the securities laws and extended the putative class period from August 9, 2011 to November 14, 2011. On February 14, 2012, we filed a motion to dismiss the consolidated class actions.

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

Item 4.	Mine Safety Disclosure

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock has been listed on NASDAQ under the symbol “MOTR” since our initial public offering completed on June 18, 2010, at $10.00 per share. Prior to our initial public offering, there was no public market for our common stock. We are authorized to issue up to 625,000,000 shares of common stock, par value $0.001. Total shares of common stock outstanding as of March 2, 2012 were 46,178,461, and we had 458 stockholders of record.

The following table sets forth the high and low sales prices of our common stock per share, as reported by NASDAQ.

	High	Low
Quarter Ended June 30, 2010
June 17, 2010 through June 30, 2010	$10.00	$8.45
Quarter Ended September, 30, 2010
July 1, 2010 through September 30, 2010	$13.42	$6.55
Quarter Ended December 31, 2010
October 1, 2010 through December 31, 2010	$31.95	$12.11
Quarter Ended March 31, 2011
January 1, 2011 through March 31, 2011	$23.09	$11.70
Quarter Ended June 30, 2011
April 1, 2011 through June 30, 2011	$15.40	$7.30
Quarter Ended September, 30, 2011
July 1, 2011 through September 30, 2011	$8.48	$1.59
Quarter Ended December 31, 2011
October 1, 2011 through December 31, 2011	$2.14	$0.78

Unregistered Sales of Equity Securities
In the fiscal year ended December 31, 2011, we did not issue any unregistered securities.

Dividend Policy
We are not required to pay any dividends and have not declared or paid any cash dividends on our common stock. Further, on September 16, 2011, we borrowed $20 million from High River Limited Partnership pursuant to a secured term loan which contains covenants that restrict our ability to declare or pay dividends. Therefore, we do not anticipate payment of any cash dividends on our common stock in the foreseeable future. Other than the distribution of subscription rights pursuant to the proposed rights offering if commenced any dividends on preferred stock issued in such rights offering, we do not expect to declare or pay any dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans
See Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding securities authorized for issuance under our equity compensation plans.

Performance Graph
The following graph compares the performance of our common stock during the period beginning June 18, 2010, using the closing price for the first day of trading per SEC regulations (rather than the IPO offering price), through December 31, 2011 to that of the total return index for the Standard and Poor’s (“S&P”) 600 and the S&P 600 Internet Software and Services assuming an investment of $100 on June 18, 2010. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purpose only.

	6/18/2010	6/30/2010	9/30/2010	12/31/2010	3/31/2011	6/30/2011	9/30/2011	12/31/2011

Motricity, Inc.	$100.00	$95.03	$129.70	$200.54	$162.31	$83.48	$18.25	$9.72
S&P 600 Total Return	100.00	92.41	101.30	117.75	126.83	126.62	101.51	118.94
S&P 600 Internet Software and Services	100.00	92.95	104.00	116.48	127.95	124.97	110.40	137.11

Regulation S-K Subpart 229.200 Item 201 requires that a company’s total return performance graph include one industry index or peer group index as a performance comparison benchmark. This stock performance information is “furnished” and shall not be deemed to be “soliciting material” or subject to Rule 14A, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, and shall not be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act, whether made before or after the date of this report and irrespective of any general incorporation by reference language in any such filing, except to the extent that we specifically incorporate the information by reference.

Item 6.	Selected Financial Data.

The selected consolidated financial data set forth below as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 have been derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. This information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and related notes included elsewhere in this annual report on Form 10-K.

The selected financial data as of December 31, 2009, 2008 and 2007 and for the years ended December 31, 2008 and 2007 have been derived from our audited consolidated financial statements not included herein. In light of our acquisition of InfoSpace Mobile, on December 28, 2007 and Adenyo on April 14, 2011, our financial statements only reflect the impact of the acquisitions since those dates, and therefore comparisons with prior periods are difficult.

	Year Ended December 31,
(in thousands, except per share data)	2011	2010	2009	2008	2007
Condensed Consolidated Statement of Operations Data:
Total revenues	$121,650	$133,379	$113,695	$103,151	$35,171
Operating expenses
Direct third-party expenses	19,398	17,044	9,485	5,451	3,709
Datacenter and network operations (1)	26,491	30,749	31,786	33,000	9,468
Product development and sustainment (1)	38,110	25,955	31,389	52,261	16,229
Sales and marketing (1)	18,684	13,769	11,900	10,228	7,119
General and administrative (1)	28,346	41,034	20,841	26,052	10,334
Depreciation and amortization	17,246	12,595	13,208	21,559	10,322
Impairment charges (2)	162,724	—	5,806	29,130	26,867
Acquisition transaction and integration costs	6,165	—	—	—	—
Restructuring (3)	5,348	407	2,058	3,236	1,283
Abandoned transaction charge (4)	—	—	—	—	2,600
Total operating expenses	322,512	141,553	126,473	180,917	87,931
Operating loss	(200,862)	(8,174)	(12,778)	(77,766)	(52,760)
Other income (expense), net	(523)	3,249	(1,627)	2,714	1,155
Loss before income taxes	(201,385)	(4,925)	(14,405)	(75,052)	(51,605)
Provision (benefit) for income taxes	(5,993)	2,090	1,896	1,776	—
Loss from continuing operations	(195,392)	(7,015)	(16,301)	(76,828)	(51,605)
Loss from discontinued operations (5)	—	—	—	(1,072)	(24,928)
Loss from sale of discontinued operations (5)	—	—	—	(127)	(1,360)
Net loss	(195,392)	(7,015)	(16,301)	(78,027)	(77,893)
Accretion of redeemable preferred stock and dividends for preferred stock and redeemable preferred stock	—	(13,293)	(23,956)	(22,427)	(8,095)
Net loss attributable to common stockholders	$(195,392)	$(20,308)	$(40,257)	$(100,454)	$(85,988)
Net loss per share attributable to common stockholders - basic and diluted
Continuing operations	(4.36)	(0.88)	(6.85)	(16.99)	(10.30)
Discontinued operations	—	—	—	(0.20)	(4.54)
Total net loss per share attributable to common stockholders (6)	(4.36)	(0.88)	(6.85)	(17.19)	(14.84)
Weighted-average common shares outstanding – basic and diluted	44,860	22,963	5,878	5,843	5,796

	December 31,
(in thousands)	2011	2010	2009	2008	2007
Condensed Balance Sheet Data:
Cash and cash equivalents	$13,225	$78,519	$35,945	$14,299	$67,418
Working capital	18,136	82,775	28,303	30,698	74,478
Total assets	118,112	231,814	174,176	195,447	289,391
Total long-term debt and capital lease obligations, less current portion	20,935	—	—	3,234	16,295
Total redeemable preferred stock	—	49,862	417,396	394,135	372,406
Total stockholders' equity (deficit)	$49,125	$143,564	$(288,821)	$(249,867)	$(152,510)

(1)	Depreciation and amortization is not included in each respective operating expense category. The allocation by function is as follows:

	Year Ended December 31,
(in thousands)	2011	2010	2009	2008	2007
Datacenter and network operations	$9,160	$8,071	$8,890	16,824	7,310
Product development and sustainment	4,015	2,114	1,962	2,237	1,548
Sales and marketing	3,619	2,053	1,960	2,075	307
General and administrative	452	357	396	423	1,157
Depreciation and amortization	$17,246	$12,595	$13,208	21,559	10,322

(2)
The impairment charges in 2011 relate to a combination of factors occurring, including the significant decline of our market capitalization below the book value of our net assets and the reduction in the actual and anticipated performance of acquired businesses below our expectations. The impairment charges in 2008 and 2009 relate primarily to integration activities following our acquisition of InfoSpace Mobile in December 2007 and to certain non-core operating assets. The 2007 impairment charges relate to goodwill due primarily to changes in consumer purchase habits. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

(3)
2011 restructuring charges relate to severance payments and stock-based compensation charges related to the acceleration of equity awards given to employees that were terminated. In the prior years, our restructuring charges relate to costs associated with closing and relocating facilities, relocating certain key employees and severance costs following the acquisition of InfoSpace Mobile. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

(4)
In 2007, we issued a warrant to purchase common stock to an affiliate of an existing investor as a fee for providing a financing commitment in connection with a proposed transaction that was not completed.

(5)	In connection with a business strategy reassessment initiated in 2007, we exited the direct to consumer and media and entertainment businesses at various times during 2007 and 2008.

(6)
See Note 13 - Net Loss Per Share Attributable to Common Stockholders to our Consolidated Financial Statements for a description of the method used to compute basic and diluted net loss per share attributable to common stockholders.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements
The following discussion should be read in conjunction with our consolidated financial statements included elsewhere herein. Unless otherwise noted, all dollar amounts in tables are in thousands.

This Annual Report on Form 10-K, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, regarding future events and our future results that are subject to the safe harbors created under the Securities Act and the Exchange Act. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” “should” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements regarding various estimates we have made in preparing our financial statements, including our estimated impairment charges, statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, the sufficiency of our capital resources, our evaluation of strategic and financing alternatives and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

We may, through our senior management, from time to time make “forward looking statements” about matters described herein or other matters concerning the Company. You should consider our forward-looking statements in light of the risks and uncertainties that could cause our actual results to differ materially from those which are management's current expectations or forecasts.

Risks and uncertainties that could adversely affect our business and prospects include, but are not limited to, those discussed in Part I, Item 1A, "Risk Factors," which are incorporated herein by reference. The risks included in Part I, Item 1A, "Risk Factors," are not exhaustive.

Except as required by law, we disclaim any intent or obligation to revise or update any forward-looking statements for any reason.

Business Overview
Motricity, Inc. ("Motricity" or the "Company") is a leading provider of mobile data solutions serving mobile operators, consumer brands and enterprises, and advertising agencies. Our software as a service ("SaaS") based platform enables our customers to implement marketing, merchandising, commerce, and advertising solutions to engage with their target customers and prospects through mobile devices. Our integrated solutions span mobile optimized websites, mobile applications, mobile merchandising & content management, mobile messaging, mobile advertising and predictive analytics. Our solutions allow our customers to drive loyalty, generate revenue and re-engineer business processes to capture the advantages of a mobile enabled customer base. Our predictive analytics capabilities drives relevant and targeted consumer experiences that drive brand awareness and interaction for our customers.

On April 14, 2011, we acquired substantially all of the assets of Adenyo Inc. (“Adenyo”) and its subsidiaries and assumed certain of Adenyo's liabilities (including those of its subsidiaries) (the “Acquisition”), pursuant to an Arrangement Agreement (the “Arrangement Agreement”), dated as of March 12, 2011, by and among Adenyo Inc., Motricity Canada Inc. (formerly 7761520 Canada Inc.), Motricity, Inc. and the other parties thereto. The assets include Adenyo's interest in a subsidiary, equipment, software, accounts receivable, licenses, intellectual property, customer lists, supplier lists and contractual rights. Adenyo is a mobile marketing, advertising and analytics solutions provider with operations in the United States ("U.S."), Canada and France.

We paid $48.9 million in cash and issued 3,277,002 shares of common stock, with a fair market value of $43.4 million, as consideration for the Acquisition. The cash consideration includes $1.0 million placed in escrow, although we believe the total amount is refundable to us, based on our working capital calculation made pursuant to the Arrangement Agreement. Adenyo is disputing our working capital calculation completed since the closing of the Acquisition. In addition to these amounts paid, Adenyo may be entitled to receive up to an additional $50 million pursuant to a contingent earn-out. The earn-out consideration is payable in cash, shares of the Company's common stock, or a mix of both, in our discretion, and any shares will be valued based on a 10-day average closing price prior to their issuance. The amount of contingent earn-out consideration is determined by whether Adenyo meets certain non-GAAP based revenue and EBITDA (as such terms are defined in, and calculated pursuant to the Arrangement Agreement) targets, during the first full twelve calendar months following the closing of the Acquisition. Based on Adenyo's performance against the non-GAAP based revenue and EBITDA defined in and calculated pursuant to the Arrangement Agreement during the year ended December 31, 2011, it was determined that it was not probable that Adenyo would receive the contingent earn-out.

Recent Developments
Overview. Over the past several months, we have undergone significant change as described in more detail below, including changes in management, securing a term loan, reductions in costs, organizational restructuring and downsizing of resources, an exploration of strategic and financing alternatives, and increasing the focus on our mobile advertising and enterprise opportunities. We are also in the process of exiting our operations in India, the Asia Pacific region and France which decision was based on the resources and cost associated with these operations, the intensified competition in the region and our decision to streamline our operations and focus on our mobile advertising and enterprise business, while at the same time recommitting some of our resources to our North American carrier operations.

During this period of transformation, we have continued to deliver value-added solutions and roll out new services to customers and have taken a number of proactive steps to evolve our strategy to rebuild the Company and lower operating expenses.

The competitive landscape continues to impact our business. In North America, our operations are continuing to experience downward pressures related to the mass adoption of smart phones at the expense of feature phones. While this transition has been underway for some time, our large carrier customers are reporting that this trend is accelerating faster than they expected and it is impacting revenues not just for Motricity, but for the industry. We have also seen a downward trend in our professional service revenue on a sequential basis, and we believe that this trend will continue.

The continuing uncertainty surrounding worldwide financial markets and macroeconomic conditions has caused and may continue to cause our customers to decrease or delay their expansion and purchasing activities. Additionally, constrictions in world credit markets may cause our customers to experience difficulty securing the financing necessary to expand their operations and purchase our services. Economic uncertainty and unemployment have resulted in and may continue to result in cost-conscious consumers, which have adversely affected and may continue to adversely affect demand for our services. If the current adverse macroeconomic conditions continue, our business and prospects may continue to be negatively impacted.

To address the challenges presented by the market conditions and the other risks and uncertainties facing our business, we have implemented cost reductions and commenced the exit from our operations in India, the Asia Pacific region and France. We continue to align our costs with our outlook and are evaluating additional cost saving measures including divestitures and discontinuation of certain of our business operations including portions of our international business. We are also increasing the focus on our mobile advertising and enterprise opportunities, by continuing to pursue new product development opportunities designed to enhance and expand our existing services, seeking to develop new technology that addresses the increasingly sophisticated and varied needs of our customers, and responding to technological advances and emerging industry standards and practices and license leading technologies that will be useful in our business in a cost-effective and timely way. We are focusing on broadening our solutions and services to North American carriers and other industries and building a mobile advertising and enterprise platform that could deliver those services. Our success will depend on our ability to successfully execute one or more financing alternatives (including the previously announced proposed rights offering), cost reductions including in connection with the exit from our operations in India, the Asia Pacific region and France and other potential exits and divestitures and our ability to successfully develop and use new technologies and adapt our current and planned services to new customer requirements or emerging industry standards and expand our customer base.

Strategic Review; Liquidity and Capital Resources. On September 22, 2011, we announced our intent to explore strategic options, including a spin-off, sale or other transaction involving our carrier business and mobile marketing and advertising business. We hired GCA Savvian Advisors, LLC (“Savvian”) to assist us in exploring these strategic options. As a result of such exploration, a number of interested parties entered into non-disclosure agreements with us and we received initial non-binding indications of interest from parties interested in acquiring all or a part of our business all of which were subject to a number of conditions, including satisfactory completion of substantial due diligence and the negotiation and completion of mutually satisfactory definitive agreements among the parties. After carefully reviewing each of the indications of interest, conducting preliminary negotiations with one of the parties, and considering the terms on which the parties had indicated they would be interested in acquiring all or a portion of our business, we concluded that it would be unlikely that we would be able to sell the Company at a meaningful premium over the market price of our common stock and determined that it was in the best interest of our Company and our stockholders to end the process led by Savvian. In doing so, we also considered the uncertainty of consummating a transaction on favorable terms if at all and the other strategic options for the Company. As such, we decided to focus our resources on other strategic paths for the business, including increasing the focus on our mobile advertising and enterprise business, continuing cost reductions and pursing financing alternatives, including the proposed rights offering. Following this decision, we are continuing to receive and evaluate inquiries from parties interested in portions of our business. We are working with our advisors to evaluate these inquiries and determine interest among other parties. The realignment of our strategic path and consideration of strategic options will continue to require management time and resources, while we simultaneously focus on developing new product offerings and reducing costs. We cannot assure that we will be successful in our efforts in exploring, pursuing or completing any of our strategic options or in our efforts to realign our strategic path or to increase our focus on our mobile advertising and enterprise business.

On February 28, 2012 we amended our term loan from High River Limited Partnership ("High River") to, among other things, extend its maturity date to August 28, 2013, and we believe that our future cash flow from operations and available cash and cash equivalents will be sufficient to meet our liquidity needs through 2012. However this may not be the case. Our longer-term liquidity, including our ability to repay our term loan and execute on our longer term business plan, is contingent on our ability to raise additional capital (including in the proposed rights offering) and on our not experiencing any events that may accelerate the payment of our term loan. Our ability to fund our capital needs also depends on our future operating performance, our ability to successfully realign our costs and strategic path, the effect of any strategic alternatives we may pursue and our ability to meet financial covenants under any indebtedness we may incur. We may also need to raise additional capital to execute our longer term business plan.

We cannot assure that sufficient additional or alternative financing will be available on acceptable terms, if at all, or that we will generate sufficient funds from operations to repay our term loan when due or to adequately fund our longer term operating needs. If we are unable to raise sufficient funds in our proposed rights offering, or to through other financing alternatives, we may need to implement additional cost reduction measures and explore other sources to fund our longer term business needs and repay our term loan when due. Our failure to do so could result, among other things, in a default under our term loan, loss of our customers and a loss of your entire investment. Our ability to meet our liquidity needs or raise additional funds may also be impacted by the legal proceedings we are subject to as described in more detail below. Our operating performance may also be affected by risks and uncertainties discussed in Risk Factors. These risks and uncertainties may also adversely affect our short and long-term liquidity.

Term Loan. We entered into a $20 million term loan with High River on September 16, 2011 and subsequently amended the terms of the term loan on November 14, 2011 and on February 28, 2012. The term loan accrues interest at 9% per year, which is paid-in-kind quarterly through capitalizing interest and adding it to the principal balance, is secured by a first lien on substantially all of our assets and is guaranteed by two of our subsidiaries, mCore International and Motricity Canada. The principal and interest are due and payable at maturity on August 28, 2013. We used the proceeds of the term loan to pay the amounts outstanding under our credit facility with Silicon Valley Bank and to provide additional working capital. The term loan provides High River with a right to accelerate the payment of the term loan if we experience an ownership change (within the meaning of Section 382 of the Internal Revenue Code of 1986 as amended) that results in a substantial limitation on our ability to use our net operating losses and related tax benefits or if the shares of any preferred stock become redeemable at the option of the holders or if we are required to pay the liquidation preference for such shares. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. High River is beneficially owned by Mr. Carl C. Icahn, a beneficial holder, as of March 2, 2012, of approximately 16.7% of our outstanding shares. Mr. Brett C. Icahn, a director of the Company, is the son of Mr. Carl C. Icahn, and Mr. Hunter C. Gary, a director of the Company, is married to Mr. Carl C. Icahn's wife's daughter. The term loan as amended with High River was unanimously approved by the disinterested directors of the Company's Board of Directors.

Termination of XL Agreements and Exit from India and the Asia Pacific Region. On December 31, 2011, we agreed to terminate our relationship with PT XL Axiata Tbk (“XL”), at XL's request. The termination followed negotiations relating to the continued business relationship among us and XL and XL's indication that it wished to exit its relationship with us. Several agreements pursuant to which we provided XL with mobile data and related services in Indonesia were terminated. In 2010 and 2011, XL accounted for 13% and 10%, respectively, of our revenue. We and XL agreed that we were entitled to receive our contractual revenue share through December 31, 2011. In addition, XL agreed to a cash payment to compensate us for software license fees that would otherwise have been due under the terminated agreements. This payment is recorded as Accounts receivable in the Consolidated Balance Sheets as of December 31, 2011 and was received in full in the first quarter of 2012. All other payments that would otherwise have been due under the terminated agreements were waived resulting in a net benefit to us. In connection with this termination and as a result of the review of our strategic path, we also decided to increase our focus on our mobile advertising and enterprise business and re-evaluate our international carrier business. As part of this process, we decided to exit our business in India and the Asia Pacific region. The decision to exit the business in India and the Asia Pacific region was based on the resources and costs associated with these operations, the intensified competition in the region and our decision to streamline our operations and focus on our mobile advertising and enterprise business, while at the same time recommitting some of our resources to our North American carrier operations. In connection with this exit, we reduced the number of employees by 130 and began to close down our offices in Singapore, Malaysia, Indonesia and India and our data center in India in the first quarter of 2012. We estimate that the costs associated with the exit will amount to approximately $2.5 million on a pre-tax basis. We expect to complete the exit from these operations by April 2012. We may face administrative and regulatory hurdles in the exit process, the process may be longer than anticipated, and we may incur significant unexpected expenses in connection with the wind down of our business in India and the Asia Pacific region in excess of our estimate. While we believe that the exit will have a positive effect on our profitability in the long term, there is no assurance that this will be the case or that we will be able to generate significant revenues from our other customers or from our mobile advertising and enterprise business.

Recent Reduction in Force and other Cost Reductions Measures. During the third and fourth quarters of 2011 and into 2012, we effected a restructuring of our workforce and other cost savings initiatives. As a part of this process, we implemented a reduction in our global workforce, canceled hiring plans and commenced a transition from contractor personnel to employees and commenced the exit from our operations in India, the Asia Pacific region and France. These measures are designed to realign our strategic path, streamline our business, improve quality, integrate our acquisition of Adenyo and implement cost savings measures. We also implemented other cost savings measures, including a restructuring of our facilities and data centers. We continue to review our cost structure and may implement further cost saving initiatives including divestitures and discontinuation of certain of our business operations. We cannot guarantee that we will be able to realize cost savings and other anticipated benefits from such efforts, or that such efforts will not interfere with our ability to achieve our business objectives. Moreover, the reduction in force and other cost savings measures can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, may increase the likelihood of turnover of other key employees, and may have an adverse impact on our business.

Restructuring Charges. We recorded a restructuring charge of $5.3 million in 2011 primarily related to severance payments and stock-based compensation charges related to the acceleration of equity awards given to employees that were terminated. In 2011, restructuring charges associated with our exit from our operations in the India and Asia Pacific region were minimal. Going forward we expect such costs to approximate $2.5 million and to be reported as discontinued operations in the Consolidated Financial Statements. We do not expect exit costs associated with our disposal of our French subsidiary to be material.

Impairment Charges. We periodically review the carrying value of the goodwill and other long-lived assets reflected in our financial statements to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment of the value of these assets. Based upon a combination of factors, including the recent decline of our market capitalization significantly below the book value of our net assets, as well as the reduction in the actual and anticipated performance of acquired businesses below our expectations, in the third quarter of 2011, we determined that our goodwill and certain fixed and intangible assets were impaired. In the fourth quarter of 2011, we performed our annual impairment test, which resulted in no additional impairment, and we finalized our estimated impairment charge from the third quarter. As a result, our impairment charge for the year ended December 31, 2011 is $162.7 million, of which $124.3 million relates to goodwill and $38.4 million relates to various fixed and intangible assets.

Recent Management Changes. In January 2012, we hired Richard Stalzer as President of our mobile marketing and advertising business and Charles P. Scullion, our Chief Strategy Officer and interim President of our mobile marketing and advertising business, resigned for good reason. In August 2011, Ryan K. Wuerch, our Chief Executive Officer and a director, Allyn P. Hebner, our Chief Financial Officer, James N. Ryan, our Chief Development Officer, and Richard E. Leigh, Jr., our Senior Vice President and General Counsel, were terminated from their positions with us. James R. Smith, Jr., our former President and Chief Operating Officer, assumed the role of interim Chief Executive Officer, and we appointed C. Stephen Cordial, a partner at Tatum, a division of SFN Professional Services LLC, a consulting and executive services firm, to the position of interim Chief Financial Officer. We are considering Mr. Smith as a candidate for permanent Chief Executive Officer, as we continue our evaluation of our executive management team, and we are searching for a permanent Chief Financial Officer. We cannot assure that our efforts to identify and recruit a permanent Chief Executive Officer or a permanent Chief Financial Officer will be successful. The uncertainty inherent in our ongoing leadership transition can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, and may increase the likelihood of turnover of other key officers and employees.

Legal Proceedings. We previously announced that Joe Callan filed a putative securities class action complaint in the U.S. District Court, Western District of Washington at Seattle related to alleged violations under Sections 11 and 15 of the Securities Act, and Sections 10(b) and 20(a) of the Securities Exchange Act. A second putative securities class action complaint was filed by Mark Couch in October 2011 in the same court, also related to alleged violations under Sections 11 and 15 of the Securities Act, and Sections 10(b) and 20(a) of the Securities Exchange Act. In addition, during September and October 2011, three shareholder derivative complaints were filed against us and certain of our current and former directors and officers in the U.S. District Court, Western District of Washington at Seattle. The complaints allege various violations of state law, including breaches of fiduciary duties and unjust enrichment based on alleged false and misleading statements in press releases and other SEC filings disseminated to shareholders. The derivative complaints seek, inter alia, a monetary judgment, restitution, disgorgement and a variety of purported corporate governance reforms. Two of the derivative actions were consolidated on October 27, 2011. See Legal Proceedings. As these cases are at a very early stage, at this time, we are not able to predict the probability of the outcome or estimate of loss, if any, related to these matters.

From time to time, the Company is involved in litigation relating to claims arising out of the normal course of business, none of which are material to the Company's financial results or condition.

Key components of our results of operations
Sources of revenue
Our revenue is earned predominantly under contracts ranging from one to three years in duration with our wireless carrier and other customers. In addition, we have contracts in our advertising business which are smaller in value, generally with durations shorter than six months. Under our typical longer term contracts, we provide one or more of our managed services, for which we charge fixed, periodic or variable, activity-based fees or receive a percentage of customer revenues (or a combination of these fees), and often also charge professional service fees to implement the specific mCore solutions required by the customer. We typically charge fixed monthly managed service fees to host the solutions and provide other support and services as required by the customer. Managed service fees vary by contract based on a number of factors including the scope of the solutions deployed, IT processing and bandwidth capacity requirements and the nature and scope of any other support or services required by the customer. Surcharges are typically included for excessive IT capacity requirements based on customer usage. Professional service fees primarily relate to work required for the initial customization and implementation of our mCore solutions for customers, as well as for customer-specified enhancements, extensions or other customization of the solutions following initial implementation. Professional services are typically provided on a fixed fee basis, depending on the scope and complexity of the individual project. Professional services fees from time to time may include charges for computer hardware and third-party software related to implementing our solutions.

Some of our customer contracts include a variable fee based on one of several measures, including the number of wireless subscribers who use our mCore solutions each month, the aggregate dollar volume or number of transactions processed, or specified rates for individual transactions processed, depending on the specific type of service involved. We typically receive a monthly subscription fee from our wireless carrier customers for each active portal user, where active usage is defined as utilizing the service at least one to three times per calendar month depending on the customer contract. We also earn a portion of our revenue from revenue sharing agreements whereby we earn a percentage of the incremental revenue we enable our customers to generate. In addition, from our content and application provider customers, we typically receive either a share of gross dollars generated for each premium message, or a fee for each standard message, delivered through the mCore platform. Individual carrier and content provider contracts often contain monthly minimum charges for usage-based fees or transaction-based charges for all or a portion of the contract term, based on various factors including the size of the customer’s subscriber base and the expected rate of subscriber usage of our services.

We also have advertising contracts of shorter duration which require us to deliver a number of impressions to identified audience segments in a fixed period of time. The metrics for these contracts vary based on the content of the advertising campaign. These contracts can also have a set-up and professional services element to them. While these contracts currently make up a small part of our revenue, we are investing in and intend to grow this business.

Due to the nature of the services we provide, our customer contracts contain monthly service level requirements that typically require us to pay financial penalties if we fail to meet the required service levels. We recognize these penalties, when incurred, as a reduction in revenue. Typical service level requirements address down time or slow response of our services that impact mobile subscribers and response time in addressing customer requests. Potential penalties vary by contract and range from near zero to as much as 100% of monthly recurring revenue, depending on the severity and duration of the service issue. Service level penalties represented 1% of total revenue in 2009 and 2010 and less than 1% of total revenue in 2011.

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

Direct third-party expenses. Our direct third-party expenses consist of licensing costs for customer-specific, third-party software and the costs of certain content that we contract for directly on behalf of our wireless carrier customers, as well as certain computer hardware and software that we acquire on behalf of carrier customers. The project specific hardware and software expenses may cause large fluctuations in our direct third party expenses from quarter to quarter. For our advertising business, direct third-party expenses include the cost to publish advertisement across various publisher platforms.

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

Product development and sustainment. Product development expenses primarily consist of personnel costs and costs from our development vendors. Our product development efforts include improving and extending the functionality and performance of our service delivery platform, developing new solutions, customizing and implementing our solution set for our customers and providing other service and support functions for our solutions. Product development costs related to software products to be sold, leased or otherwise marketed are capitalized when technological feasibility has been established and amortized over the expected asset life. Product development costs related to software used solely on an internal basis to provide our services, which we refer to as internal use software, are capitalized and amortized over the expected asset life. The impairment charges during the third quarter of 2011 included previously capitalized software development costs. Over time product development expenses may increase in absolute dollars as we continue to enhance and expand our suite of solutions and services. However, due to the transformation of our business, changes in market requirements, lack of resources and funding or a change in our business strategy we may not be in a position to or may decide not to increase our product development costs in the near or long term.

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

Provision for income tax
The provision for income tax in 2011 primarily consists of a deferred tax benefit from the reversal of our deferred tax liabilities.  Our deferred tax liabilities were reversed when impairment was recorded on the underlying intangible assets. Income tax expenses for 2010 and 2009 primarily consist of a deferred U.S. tax provision for the difference between book and tax treatment of goodwill associated with the acquisition of the InfoSpace Mobile assets and taxes in certain foreign jurisdictions. Due to our history of operating losses, we have accumulated substantial net operating losses, which constitute the majority of our deferred tax assets. Because of our history of operating losses, we maintain full valuation allowances against our deferred tax assets and consequently are not recognizing any tax benefit related to our current pre-tax losses. If we achieve sustained profitability, subject to certain provisions of the U.S. federal tax laws that may limit our use of our accumulated losses, we will continue to evaluate whether we should record a valuation allowance, based on a more likely than not standard, which would result in immediate recognition of a tax benefit and we would begin recording income tax provisions based on our earnings and applicable statutory tax rates going forward. Due to our large net operating loss carryforwards, we do not expect to pay U.S. federal income taxes in the next several years.

As a result of our international business, we expect to pay income taxes in certain foreign countries.

Results of Operations
The following tables set forth components of our results of operations for the periods indicated:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Revenue
Managed services	$105,102	$93,292	$81,403
Professional services	16,548	40,087	32,292
Total revenues	121,650	133,379	113,695
Operating expenses
Direct third-party expenses	19,398	17,044	9,485
Datacenter and network operations, excluding depreciation	26,491	30,749	31,786
Product development and sustainment, excluding depreciation	38,110	25,955	31,389
Sales and marketing, excluding depreciation	18,684	13,769	11,900
General and administrative, excluding depreciation	28,346	41,034	20,841
Depreciation and amortization	17,246	12,595	13,208
Impairment charges	162,724	—	5,806
Acquisition transaction and integration costs	6,165	—	—
Restructuring	5,348	407	2,058
Total operating expenses	322,512	141,553	126,473
Operating loss	(200,862)	(8,174)	(12,778)
Other income (expense), net
Other income (expense)	93	3,357	(1,657)
Interest and investment income, net	28	3	250
Interest expense	(644)	(111)	(220)
Other income (expense), net	(523)	3,249	(1,627)
Loss before income tax	(201,385)	(4,925)	(14,405)
Provision (benefit) for income taxes	(5,993)	2,090	1,896
Net loss	$(195,392)	$(7,015)	$(16,301)

Depreciation and amortization by function:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Datacenter and network operations	$9,160	$8,071	$8,890
Product development and sustainment	4,015	2,114	1,962
Sales and marketing	3,619	2,053	1,960
General and administrative	452	357	396
Total depreciation and amortization	$17,246	$12,595	$13,208

As a Percentage of Revenues from Operations:

	Year Ended December 31,
	2011	2010	2009
Total revenues	100%	100%	100%
Operating expenses
Direct third-party expenses	16	13	8
Datacenter and network operations, excluding depreciation	22	23	28
Product development and sustainment, excluding depreciation	31	19	28
Sales and marketing, excluding depreciation	15	10	10
General and administrative, excluding depreciation	23	31	18
Depreciation and amortization	14	10	12
Impairment charges	134	—	5
Other	10	—	2
Total operating expenses	265	106	111
Operating loss	(165)	(6)	(11)
Other income (expense), net	(1)	2	(1)
Loss before income taxes	(166)	(4)	(12)
Provision (benefit) for income taxes	(5)	1	2
Net loss	(161)%	(5)%	(14)%

Year ended December 31, 2011 compared to the year ended December 31, 2010
As we discussed in Management's Discussion and Analysis of Financial Conditions and Results of Operation - Business Overview, we have decided to exit our operations in India, the Asia Pacific region and France. Beginning the first quarter of 2012, all of the operations related to these regions, as well as any resulting gain or loss recognized from the exit activity will be reported as discontinued operations in the Consolidated Financial Statements. We will also report the prior period operations related to these entities as discontinued operations retrospectively for all periods presented. The results of operations discussed below appropriately reflects our results as they are presented for the year ended December 31, 2011, however, in subsequent filings revenue and expenses will be revised as operations related to operations in India, the Asia Pacific region and France are reclassified into discontinued operations. See Note 18 - Subsequent Events to our Consolidated Financial Statements for more information.

Total revenues
During the third quarter of 2011, we adjusted our methodology for classifying revenues associated with percentage of completion contracts that contain both Managed services revenue and Professional services revenue. Management reviewed the revenue recorded to date and determined that a reclassification to increase the amount of Managed services revenue and decrease the amount of Professional services revenue was necessary to accurately reflect the nature of the contracts. In our Consolidated Statements of Operations, we reclassified $3.0 million from Professional services revenue to Managed services revenue for the year ended December 31, 2010. This reclassification did not impact the amount of total revenue recognized.

	Year Ended
	December 31,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Managed services	$105,102	$93,292	$11,810	12.7%
Professional services	16,548	40,087	(23,539)	(58.7)
Total revenues	$121,650	$133,379	$(11,729)	(8.8)%

Total revenues for the year ended December 31, 2011 decreased $11.7 million, or 8.8%, compared to the year ended December 31, 2010. Managed services revenue accounted for 86.4% and 69.9% of our revenues for the year ended December 31, 2011 and 2010, respectively, while professional services accounted for 13.6% and 30.1%, respectively.

Managed services revenue increased $11.8 million, or 12.7% for the year ended December 31, 2011 primarily related to activity-based arrangements with the Adenyo business, AT&T and XL, partially offset by decreases of transaction-based portal fees. Variable user- and transaction-based fees made up approximately 61% and 57% of our managed services revenue for the years ended December 31, 2011 and 2010, respectively. The increase in variable user- and transaction-based fees in 2011 is primarily related to activity-based arrangements with the Adenyo business, AT&T and XL.

Professional services revenue primarily reflects large solution customization and implementation projects for our carrier customers. Professional services revenue for the year ended December 31, 2011 decreased $23.5 million or 58.7% compared to the corresponding 2010 period. This was primarily due to decreases of professional services revenue associated with Verizon, XL and AT&T, partially offset by professional services revenue associated with Celcom and $2.9 million contributed by the Adenyo business. We have seen a downward trend in our professional service revenue on a sequential basis, and we believe that this trend will continue.

We generated 73% of our revenues in the U.S. the year ended December 31, 2011, as compared to 82% for the year ended December 31, 2010. The fluctuation of international revenues is primarily due to our work with XL, Celcom and new international customers acquired with Adenyo.

Significant customers as a percentage of total revenue:

	Year Ended December 31,
	2011	2010
AT&T	47%	44%
Verizon Wireless	17%	24%
XL	10%	13%

At XL's request, we agreed to terminate our relationship with XL on December 31, 2011. The termination followed negotiations relating to the continued business relationship among us and XL and XL's indication that it wished to exit its relationship with us. Several agreements pursuant to which we provided XL with mobile data and related services in Indonesia were terminated. We and XL agreed that we were entitled to receive our contractual revenue share through December 31, 2011. In addition, XL agreed to a cash payment to compensate us for software license fees that would otherwise have been due under the terminated agreements. This compensation was received in full in the first quarter of 2012. All other payments that would otherwise have been due under the terminated agreements have been waived resulting in a net benefit to us.

By February 1, 2012, we had terminated or were planning to terminate all revenue share contracts in India and the Asia Pacific region. In 2012, we do not expect to record any revenue associated with any of the contracts in India or from the Asia Pacific region.

Operating expenses

	Year ended
	December 31,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Direct third-party expenses	$19,398	$17,044	$2,354	13.8%
Datacenter and network operations*	26,491	30,749	(4,258)	(13.8)
Product development and sustainment*	38,110	25,955	12,155	46.8
Sales and marketing*	18,684	13,769	4,915	35.7
General and administrative*	28,346	41,034	(12,688)	(30.9)
Depreciation and amortization	17,246	12,595	4,651	36.9
Impairment charges	162,724	—	162,724	**NM
Acquisition transaction and integration costs	6,165	—	6,165	**NM
Restructuring	5,348	407	4,941	1,214.0
Total operating expenses	$322,512	$141,553	$180,959	127.8%
*     excluding depreciation
**     not meaningful

Direct third party expenses
Direct third party expenses increased $2.4 million, or 13.8%, for the year ended December 31, 2011 compared to the corresponding 2010 period. This increase is primarily due to higher usage based fees of $6.6 million for customer specific third-party software as user volume through the AT&T portal increased over the prior period and an additional $3.4 million related to assuming the various business operations of Adenyo, which includes $1.7 million of publisher costs related to the advertising business. This increase is offset by a $7.0 million decrease in third party computer hardware and software purchased in 2010 in conjunction with custom implementation projects for XL and Celcom.
Datacenter and network operations, excluding depreciation
Datacenter and network operations expense, excluding depreciation, decreased $4.3 million, or 13.8%, for the year ended December 31, 2011 compared to the corresponding 2010 period. $2.3 million of this decrease is due to the lower professional services fees as we canceled an outsourced data center service contract early in 2011 that was in place throughout 2010. In addition, expenses associated with hardware and software maintenance agreements and bandwidth costs decreased by $0.7 million as our North Carolina data center was closed in the first three months of 2011 following the shut-down of the Fuel software solution platform late in 2010. These and other operational reconfigurations resulted in decreased salary and contract labor costs of $1.5 million. Variable compensation based on the financial performance and other metrics also decreased by $0.8 million. These decreases were partially offset by $0.8 million of expenses related to the operations of the Adenyo business that was acquired in April 2011.
Product development and sustainment, excluding depreciation
Product development and sustainment expense, excluding depreciation, increased $12.2 million, or 46.8%, for the year ended December 31, 2011 compared to the corresponding 2010 period. This increase was primarily due to $9.0 million of expenses associated with international expansion during 2011 and $6.5 million of expenses related to the operations of the acquired Adenyo business. These increases were partially offset by a $2.6 million decrease in compensation expenses in the U.S., primarily due to the elimination of the performance bonus for 2011. The impairment charges during the year ended December 31, 2011 included previously capitalized software development costs. Over time, product development expenses may increase in absolute dollars as we continue to enhance and expand our suite of solutions and services. However, due to the transformation of our business, changes in market requirements, lack of resources and funding or a change in our business strategy we may not be in a position to or may decide not to increase our product development costs in the near or long term.
Sales and marketing, excluding depreciation
Sales and marketing expense, excluding depreciation, increased $4.9 million, or 35.7%, for the year ended December 31, 2011 compared to the corresponding 2010 period. This increase is due to the business operations of Adenyo and our international expansion efforts in 2011, partially offset by reductions of marketing expenses and personnel.
General and administrative, excluding depreciation
General and administrative expense, excluding depreciation, decreased $12.7 million, or 30.9%, for the year ended December 31, 2011 compared to the corresponding 2010 period. This decrease is primarily due to $17.2 million of stock-based compensation expense from June 2010 related to the vesting of restricted stock as a result of the IPO. Variable compensation based on the financial performance and other metrics also decreased by $1.4 million. These decreases were partially offset by an additional $3.7 million in expenses related to assuming the business operations of Adenyo, increased on-going stock-based compensation expense of $1.1 million, increased legal costs of $0.8 million and a $0.4 million increase in bad debt expense.
Depreciation and amortization
Depreciation and amortization expense increased $4.7 million, or 36.9%, for the year ended December 31, 2011 compared to the corresponding 2010 period. The increase is primarily due to amortization of intangible assets resulting from the acquisition of Adenyo and capitalized software that was placed in service and is being amortized over its estimated useful life.
Impairment charges
For the year ended December 31, 2011, we determined that our goodwill and certain fixed and intangible assets were impaired and incurred an impairment charge of $162.7 million, of which $124.3 million relates to goodwill and $38.4 million relates to various fixed and intangible assets. See Note 6—Impairment to our Consolidated Financial Statements for more information.

Acquisition transaction and integration costs
Acquisition transaction and integration costs of $6.2 million incurred during the year ended December 31, 2011 relate to the acquisition of Adenyo which was completed on April 14, 2011.

Restructuring
During the year ended December 31, 2011, we incurred $5.3 million of restructuring charges primarily related to voluntary and involuntary termination benefits and stock-based compensation charges related to the acceleration of equity awards given to employees that were terminated. This includes charges for involuntary termination benefits related to the elimination of redundant functions and positions in anticipation of the synergies associated with the acquisition of Adenyo. In the year ended December 31, 2010, we incurred a $0.4 million expense upon disposition of the remaining asset held for sale related to the relocation of our headquarters in 2008.
Other income (expense), net

	Year ended
	December 31,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Other income	$93	$3,357	$(3,264)	(97.2)%
Interest and investment income, net	28	3	25	833.3
Interest expense	(644)	(111)	(533)	480.2
Total other income (expense), net	$(523)	$3,249	$(3,772)	(116.1)%

Other income of $3.2 million for the year ended December 31, 2010 consists primarily of the gain related to the decrease in fair value of our warrants to purchase redeemable preferred shares. All outstanding preferred stock warrants were converted to common stock warrants immediately prior to the IPO. Interest expense for the year ended December 31, 2011 relates to the July 2011 draw from our revolving credit facility and the Term Loan we entered into on September 16, 2011. See Note 8—Debt Facilities to our Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for more information.
Provision (benefit) for income taxes

	Year ended
	December 31,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Provision (benefit) for income taxes	$(5,993)	$2,090	$(8,083)	386.7%

Income tax benefit  for the year ended December 31, 2011 primarily consists of a deferred tax benefit from the reversal of our deferred tax liabilities.  Our deferred tax liabilities were reversed when impairment was recorded on the underlying intangible assets.  Income tax expense for the year ended December 31, 2010 primarily consists of a deferred U.S. tax provision for the difference between book and tax treatment of goodwill associated with the acquisition of InfoSpace and foreign income taxes.

We maintain a full valuation allowance against our net deferred tax assets which precludes us from recognizing a tax benefit for our current operating losses. Our historical lack of profitability is a key factor in concluding there is insufficient evidence of our ability to realize any future benefits from our deferred tax assets.

Net loss

	Year ended
	December 31,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Net loss	$(195,392)	$(7,015)	$(188,377)	2,685.3%
Net loss for the year ended December 31, 2011 was $195.4 million, compared to a $7.0 million net loss for the year ended December 31, 2010. The $188.4 million change in net loss primarily reflects:

•	impairment charges of $162.7 million;

•	increased expenses of $20.7 million related to assuming the business operations of Adenyo;

•	decreased total revenues of $11.7 million;

•	acquisition transaction and integration costs of $6.2 million;

•	increased restructuring costs of $4.9 million; and

•	increased depreciation and amortization of $4.7 million.
These charges and increased expenses were partially offset by:

•	a $17.5 million stock-based compensation charge in 2010 triggered by the IPO;

•	decreased operating expenses resulting from restructuring of $3.0 million; and

•	reduced personnel costs in network operations and product development of $4.9 million.

Year ended December 31, 2010 compared to the year ended December 31, 2009
Total revenues
As discussed above, during the third quarter of 2011, we adjusted our methodology for classifying revenues associated with percentage of completion contracts that contain both Managed services revenue and Professional services revenue. Management reviewed the revenue recorded to date and determined that a reclassification to increase the amount of Managed services revenue and decrease the amount of Professional services revenue was necessary to accurately reflect the nature of the contracts. In our Consolidated Statements of Operations, we reclassified $3,000 from Professional services revenue to Managed services revenue for the year ended December 31, 2010. This reclassification did not impact the amount of total revenue recognized.

	Year Ended
	December 31,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Managed services	$93,292	$81,403	$11,889	14.6%
Professional services	40,087	32,292	7,795	24.1
Total revenues	$133,379	$113,695	$19,684	17.3%
Total revenues for the year ended December 31, 2010 increased $19.7 million, or 17.3%, compared to the year ended December 31, 2009. The increase in total revenue consists of an $11.9 million increase in managed services revenue and a $7.8 million increase in professional services revenue. The increase of managed services revenue in the 2010 period is primarily due to higher transaction based portal fees and higher storefront revenue. Managed services revenue accounted for 70% and 72% of our revenues for the year ended December 31, 2010 and 2009, respectively, while professional services accounted for 30% and 28% of total revenues in each period, respectively. The primary reasons for the increase in professional services revenue were the large implementation projects for XL and AT&T marketplace, and the contract amendment in the first quarter of the year that resulted in current recognition of $4.9 million of revenue previously deferred.
We generated 82% and 95% of our revenues in the U.S. for the years ended December 31, 2010 and 2009, respectively. Significant customers as a percentage of total revenue:

	Year Ended December 31,
	2010	2009
AT&T	44%	53%
Verizon Wireless	24%	20%
XL	13%	—%

Operating expenses

	Year ended
	December 31,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Direct third-party expenses	$17,044	$9,485	$7,559	79.7%
Datacenter and network operations*	30,749	31,786	(1,037)	(3.3)
Product development and sustainment*	25,955	31,389	(5,434)	(17.3)
Sales and marketing*	13,769	11,900	1,869	15.7
General and administrative*	41,034	20,841	20,193	96.9
Depreciation and amortization	12,595	13,208	(613)	(4.6)
Impairment charges	—	5,806	(5,806)	(100.0)
Restructuring	407	2,058	(1,651)	(80.2)
Total operating expenses	$141,553	$126,473	$15,080	11.9%

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
Other income (expense), net

	Year ended
	December 31,
	2010	2009	$ Change
	(Dollars in thousands)
Other income	$3,357	$(1,657)	$5,014
Interest and investment income, net	3	250	(247)
Interest expense	(111)	(220)	109
Total other income (expense), net	$3,249	$(1,627)	$4,876

Other income of $3.2 million for the year ended December 31, 2010 consists primarily of the gain related to the decrease in fair value of our warrants to purchase redeemable preferred shares. All outstanding preferred stock warrants were converted to common stock warrants immediately prior to the IPO.
Provision for income taxes

	Year ended
	December 31,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Provision for income taxes	$2,090	$1,896	$194	10.2%

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
Net loss

	Year ended
	December 31,
	2010	2009	$ Change
	(Dollars in thousands)
Net income (loss)	$(7,015)	$(16,301)	$9,286

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

Quarterly Financial Data
The following tables set forth our unaudited quarterly consolidated statements of operations and other data for the years ended December 31, 2011 and December 31, 2010. We have prepared the unaudited quarterly operational data on the same basis as the audited consolidated financial statements included in this annual report on Form 10-K, and have included, in our opinion, all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of this financial information. Quarterly results are not necessarily indicative of the operating results to be expected for the full fiscal year. You should read this data together with our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K.

	For the three months ended,
	March 31,	June 30,	September 30,	December 31,
(in thousands)	2011	2011	2011	2011
Revenue
Managed services (1)	$26,253	$27,550	$26,277	$25,022
Professional services (1) (2)	5,961	7,076	4,052	(541)
Total revenues	32,214	34,626	30,329	24,481
Operating expenses
Direct third-party expenses	4,690	4,469	5,285	4,954
Datacenter and network operations, excluding depreciation	7,013	5,902	6,798	6,778
Product development and sustainment, excluding depreciation (3)	6,465	8,016	17,025	6,604
Sales and marketing, excluding depreciation	4,187	4,891	5,279	4,327
General and administrative, excluding depreciation	6,663	7,695	8,216	5,772
Depreciation and amortization	4,373	5,477	3,425	3,971
Impairment charges	—	—	162,305	419
Acquisition transaction and integration costs	4,072	2,155	(232)	170
Restructuring	341	129	4,664	214
Total operating expenses	37,804	38,734	212,765	33,209
Operating loss	(5,590)	(4,108)	(182,436)	(8,728)
Other income (expense), net	24	5	(175)	(377)
Loss before income taxes	(5,566)	(4,103)	(182,611)	(9,105)
Provision (benefit) for income taxes	575	166	(8,073)	1,339
Net loss	(6,141)	(4,269)	(174,538)	(10,444)
Accretion of redeemable preferred stock, Series H and Series D1 preferred stock dividends	—	—	—	—
Net loss attributable to common stockholders	$(6,141)	$(4,269)	$(174,538)	$(10,444)
Net loss per share attributable to common stockholders – basic and diluted	$(0.15)	$(0.09)	$(3.80)	$(0.23)
Weighted-average common shares outstanding – basic and diluted	42,286	45,267	45,877	45,957
Other Data
Percentage of managed services revenue that varies with number of users and transactions	61%	63%	60%	60%

(1)
During the third quarter of 2011, we adjusted our methodology for classifying revenues associated with percentage of completion contracts that contain both Managed services revenue and Professional services revenue. Management reviewed the revenue recorded to date and determined that a reclassification to increase the amount of Managed services revenue and decrease the amount of Professional services revenue was necessary to accurately reflect the nature of the contracts. We reclassified the following amounts from Professional services revenue to Managed services revenue: $2.5 million for the three months ended March 31, 2011 and $1.8 million for the three months ended June 30, 2011. These reclassifications did not impact the amount of total revenue recognized in either the quarterly or annual periods.

(2)	During the fourth quarter of 2011, the termination of one of our contracts in the Asia Pacific region resulted in a reversal of revenue previously recognized under the cost-to-cost percentage of completion method of accounting as the total contract value was adjusted to reflect the negotiated termination agreement.

(3)
During the third quarter of 2011, we recognized $4.0 million of expenses associated with contracts that were expected to be completed at a loss. As a result of the termination of our contracts in the Asia Pacific region, and in connection with the wind down in that region, we reversed the loss provision during the fourth quarter of 2011.

	For the three months ended,
	March 31,	June 30,	September 30,	December 31,
(in thousands)	2010	2010	2010	2010
Revenue
Managed services (1)	$20,881	$21,912	$25,201	$25,298
Professional services (1)	8,199	8,496	12,685	10,707
Total revenues	29,080	30,408	37,886	36,005
Operating expenses
Direct third-party expenses	1,305	2,408	8,300	5,031
Datacenter and network operations, excluding depreciation	8,034	7,595	7,496	7,624
Product development and sustainment, excluding depreciation	8,182	6,182	5,825	5,766
Sales and marketing, excluding depreciation	3,655	3,351	3,310	3,453
General and administrative, excluding depreciation	5,264	22,809	5,986	6,975
Depreciation and amortization	3,041	2,980	3,059	3,515
Restructuring	407	—	—	—
Total operating expenses	29,888	45,325	33,976	32,364
Operating income (loss)	(808)	(14,917)	3,910	3,641
Other income (expense), net	(258)	3,795	14	(302)
Income (loss) before income taxes	(1,066)	(11,122)	3,924	3,339
Provision for income taxes	467	468	668	487
Net income (loss)	(1,533)	(11,590)	3,256	2,852
Accretion of redeemable preferred stock, Series H and Series D1 preferred stock dividends	(6,400)	(5,843)	(547)	(503)
Net income (loss) attributable to common stockholders	$(7,933)	$(17,433)	$2,709	$2,349
Net income (loss) per share attributable to common stockholders – basic and diluted	$(1.38)	$(1.95)	$0.07	$0.06
Weighted-average common shares outstanding – basic	5,753	8,928	38,044	38,598
Weighted-average common shares outstanding – diluted	—	—	38,720	39,676
Other Data
Percentage of managed services revenue that varies with number of users and transactions	52%	55%	58%	57%

(1)
During the third quarter of 2011, we adjusted our methodology for classifying revenues associated with percentage of completion contracts that contain both Managed services revenue and Professional services revenue. Management reviewed the revenue recorded to date and determined that a reclassification to increase the amount of Managed services revenue and decrease the amount of Professional services revenue was necessary to accurately reflect the nature of the contracts. We reclassified the following amounts from Professional services revenue to Managed services revenue: $1.0 million for the three months ended September 30, 2010 and $2.0 million for the three months ended December 31, 2010. These reclassifications did not impact the amount of total revenue recognized in either the quarterly or annual periods.

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance.

Liquidity and Capital Resources
General
Our principal needs for liquidity have been to fund operating losses, working capital requirements, restructuring expenses, capital expenditures, international expansion, acquisitions, integration and for debt service. Our principal sources of liquidity as of December 31, 2011 consisted of cash and cash equivalents of $13.2 million, which includes borrowings under our term loan discussed below under Term Loan. We have implemented cost reduction measures and are continuing to review our liquidity needs. Over the near term, we expect that working capital requirements and capital expenditures will continue to be our principal needs for liquidity. The main portion of our capital expenditures has been, and is expected to continue to be, for datacenter facilities and equipment and software development. In the long term, working capital requirements and capital expenditures are expected to increase if we succeed in executing our longer term business plan and growing our business.
We believe that our future cash flow from operations and available cash and cash equivalents will be sufficient to meet our liquidity needs through 2012. However, this may not be the case. Our longer-term liquidity, including our ability to repay our term loan and execute on our longer term business plan, is contingent on our ability to raise additional capital, including in the proposed rights offering, and on our not experiencing any events that may accelerate the payment of our term loan. Our ability to fund our capital needs also depends on our future operating performance, our ability to successfully realign our costs and strategic path and our ability to meet financial covenants under any indebtedness we may incur. We may also need to raise additional capital to execute our longer term business plan.

We cannot assure that sufficient additional or alternative financing will be available on acceptable terms, if at all, or that we will generate sufficient funds from operations to repay our term loan when due or to adequately fund our longer term operating needs. If we are unable to raise sufficient funds in our proposed rights offering, or to through other financing alternatives, we may need to implement additional cost reduction measures and explore other sources to fund our longer term business needs and repay our term loan when due. Our ability to meet our liquidity needs or raise additional funds may also be impacted by the legal proceedings we are subject to as described in more detail below. Our operating performance may also be affected by risks and uncertainties discussed in Risk Factors. These risks and uncertainties may also adversely affect our short and long-term liquidity.

If we are unable to meet the performance commitments under our revenue contracts or effectively enforce or accurately and timely bill and collect for contracts with our customers, it may have an adverse impact on our cash flow and liquidity. Historically, a portion of our revenues was generated from large customer contracts which required us to fund project costs in advance of the billing or collection of milestone payments. As of December 31, 2011, these customer contracts have all been terminated, and $5.7 million of final payments were included in accounts receivable at December 31, 2011 and collected in 2012. At December 31, 2011, $16.2 million of accounts receivable relates to our messaging business, of which $15.3 million will be used to pay outstanding accounts payable balances. In addition, $1.7 million was included in accounts receivable but was not billed until January 2012.

On April 14, 2011, we acquired substantially all of the assets of Adenyo and its subsidiaries and assumed certain of Adenyo's liabilities (including those of its subsidiaries). We paid $48.9 million in cash and issued 3,277,002 shares of common stock, with a fair market value of $43.4 million, as consideration for the Acquisition. The cash consideration includes $1.0 million placed in escrow. Although we believe the total escrow amount is refundable to us, based on our working capital calculation made pursuant to the Arrangement Agreement, Adenyo is disputing our working capital calculation. In addition to these amounts paid, Adenyo may be entitled to receive up to an additional $50 million pursuant to a contingent earn-out. The earn-out consideration is payable in cash, shares of the Company's common stock, or a mix of both, at our discretion. The amount of contingent earn-out consideration is determined by whether Adenyo meets certain non-GAAP based revenue and EBITDA (as such terms are defined in, and calculated pursuant to the Arrangement Agreement) targets, during the first full twelve calendar months following the closing of the Acquisition. Based on Adenyo's performance against the non-GAAP based revenue and EBITDA defined in and calculated pursuant to the Arrangement Agreement, in the third quarter of 2011 it was determined that it was not probable that Adenyo would receive the contingent earn-out and based on Adenyo's performance. As of December 31, 2011, we believe that this determination is still accurate.

In July 2011, we made withdrawals totaling $10.0 million from our $25.0 million revolving credit facility in order to fund operations, including certain transaction expenses associated with the Adenyo acquisition. The revolving credit facility was to expire on October 12, 2011. A portion of the net proceeds from the Term Loan (described below) was used to repay $10.0 million and was the revolving credit facility was terminated on September 16, 2011.

Term Loan. We entered into the term loan with High River on September 16, 2011 and subsequently amended the terms of the term loan on November 14, 2011 and on February 28, 2012. The term loan accrues interest at 9% per year, which is paid-in-

kind quarterly through capitalizing interest and adding it to the principal balance, is secured by a first lien on substantially all of our assets and is guaranteed by two of our subsidiaries, mCore International and Motricity Canada. The principal and interest are due and payable at maturity on August 28, 2013. We used the proceeds of the term loan to pay the amounts outstanding under our credit facility with Silicon Valley Bank and to provide additional working capital. The term loan provides High River with a right to accelerate the payment of the term loan if we experience an ownership change (within the meaning of Section 382 of the Internal Revenue Code of 1986 as amended) that results in a substantial limitation on our ability to use our net operating losses and related tax benefits or if the shares of any preferred stock that we may issue become redeemable at the option of the holders or if we are required to pay the liquidation preference for such shares.

High River is beneficially owned by Mr. Carl C. Icahn, a beneficial holder, as of March 2, 2012, of approximately 16.7% of our outstanding shares. Mr. Brett C. Icahn, a director of the Company, is the son of Mr. Carl C. Icahn, and Mr. Hunter C. Gary, a director of the Company, is married to Mr. Carl C. Icahn's wife's daughter. The term loan as amended with High River was unanimously approved by the disinterested directors of the Company's Board of Directors.

Cash Flows
As of December 31, 2011 and December 31, 2010, we had cash and cash equivalents of $13.2 million and $78.5 million, respectively. The decrease reflects $15.8 million used in operating activities and $66.0 million used in investing activities, which includes $48.9 million for the acquisition of Adenyo and $17.0 million used in financing activities.

Operating Activities
In the year ended December 31, 2011, operating activities used $15.8 million of cash related to the $4.9 million net change in our operating assets and liabilities, primarily due to the increase of accounts receivable related to the $5.7 million of amounts related to our terminated international carrier contracts. The $195.4 million net loss included four primary non-cash items: $162.7 million of impairment charges; $7.3 million reversal of the related deferred tax liability; $17.2 million of depreciation and amortization; and $10.0 million of stock-based compensation.

Investing Activities
Net cash used in investing activities was $66.0 million for the year ended December 31, 2011, which includes $48.9 million for the acquisition of Adenyo. Excluding the cash impact of the acquisition, cash used in investing activities was $17.2 million for the year ended December 31, 2011. During fiscal 2011, we purchased property and equipment of $9.6 million, the largest addition related to our new data center in Delhi, India. Typically, our capital expenditures are for routine purchases of computer equipment to maintain and upgrade our technology infrastructure and for development of software to provide services to our customers. In addition, we capitalized software development costs of $7.5 million related to the development, testing and deployment of new solutions and new functionality to existing solutions. During the year ended December 31, 2011, all internally developed capitalized software was considered impaired.

Financing Activities
Net cash provided by financing activities was $17.0 million in 2011. In July 2011, we drew $10.0 million of the amount available under our revolving credit facility to fund operations, including certain transaction expenses associated with the Adenyo acquisition. On September 16, 2011, we borrowed $20.0 million from High River (a related party) pursuant to a secured term loan. A portion of the net proceeds from the Term Loan was used to repay in full the amounts outstanding under our revolving credit facility, which was terminated September 16, 2011. In addition, we paid $3.4 million for tax withholdings on vested shares of restricted stock.

Contingencies and Contractual Obligations
As of December 31, 2011 our contingencies and contractual obligations did not materially change from our contractual obligations and other commitments since December 31, 2010, except for the contingent earn-out obligation for Adenyo discussed above in Liquidity and Capital Resources-General, and the putative class action and derivative suits filed against us discussed in Legal Proceedings. and normal operating changes.

As of December 31, 2011, our contractual obligations and other commitments were as follows:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More then 5 years
Term loan (1)	$23,843	$—	$23,843	$—	$—
Other noncurrent borrowings	545	140	405	—	—
Operating lease obligations (2)	6,594	3,251	3,343	—	—
Commitments to network service providers (3)	3,988	1,973	2,015	—	—
Additional contractual commitments (4)	693	562	131	—	—
Total	$35,663	$5,926	$29,737	$—	$—

(1)	Includes $3.8 million of accrued interest.

(2)	Includes operating lease commitments for facilities that we have entered into with third parties.

(3)	We have entered into several agreements with third-party network service providers, who provide additional operational support for our various datacenters.

(4)	Includes additional agreements we have entered into for items such as leased equipment and utility services.

Off-Balance Sheet Arrangements
As of December 31, 2011, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity and capital resources that are material to investors. In accordance with our normal business practices we indemnify our officers and our directors. We also indemnify customers under our contract terms from any copyright and patent infringement claims that may arise from use of our software technology.

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

The following critical accounting policies are those accounting policies that, in our view, are most important in the portrayal of our financial condition and results of operations. Our critical accounting policies and estimates include those involved in recognition of revenue, business combinations, software development costs, valuation of goodwill, valuation of long-lived and intangible assets, provision for income taxes and accounting for stock-based compensation. Note 2-Summary of Significant Accounting Policies to our Consolidated Financial Statements included elsewhere in this annual report on Form 10-K provides additional information about these critical accounting policies, as well as our other significant accounting policies.

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

Our carrier customer contracts may consist of professional service fees, a fixed monthly managed service fee to host the software platform solution, and variable monthly fees based on one of three measures: the number of wireless subscribers using our software solutions each month; the aggregate dollar volume or number of transactions processed; or specified rates for individual transactions processed. Certain arrangements, including our international carrier contracts, are based on a percentage of revenue generated by carrier mobile data services. Certain arrangements also include minimum monthly fee provisions, monthly fees for providing additional managed services required by the customer and/or service level requirements related to the hosted solutions which often entail financial penalties for non-compliance. Professional service fees typically include both the initial fees to customize and implement the specific software solution and fees to enhance the functionality of the software solution, which may occur anytime during the contractual term of the arrangement.

Under contractual arrangements where the customer does not have the right to take possession of the software, we determine the pattern of revenue recognition of the combined deliverables as a single unit of accounting. The professional service fees associated with the arrangement are not considered to be a separate earnings process because the services do not have stand-alone value to the customer. Such customers do not have the ability to benefit, resell or realize value from such services without the associated hosting services. Consequently, the professional services revenue is deferred and recognized monthly on a ratable basis together with the hosting services over the longer of the contractual term of the arrangement or the estimated period the customer is expected to benefit from the software solution or enhancement representing the period over which the hosting services are expected to be utilized. In determining the expected benefit period, we assess factors such as historical data trends, data used to establish pricing in the arrangement, discussions with customers in negotiating the arrangement and the period over which the customer could be expected to recover and earn a reasonable return on the professional service fee. At December 31, 2011 and December 31, 2010 our deferred revenue balance consisted of $0.7 million and $0.9 million, respectively, related to such professional service fees. We consider the variable activity- or revenue-based fees to be contingent fees and recognize revenue monthly as the contingency is resolved, the fees are earned and the amount of the fee can be reliably measured. For purposes of classifying the arrangement consideration as managed services or professional services revenue on our statement of operations, we allocate the arrangement consideration based on the contractually stated amounts for each component. The pricing of our professional services is based on the expected level of effort necessary to complete a software solution. We believe this best approximates the fair value of the professional service fees if they were a separate unit of accounting.

Under certain arrangements, the customer has the right to take possession of the software, and it is feasible for the customer to either self-host the software on its own hardware or contract with another entity for the hosting service without significant penalty. Such multiple element arrangements are analyzed under software revenue guidance to assess the elements for separation and recognition. In October 2009, the FASB amended the accounting standards for certain multiple deliverable revenue arrangements to: 1) provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated; 2) require an entity to allocate revenue in an arrangement using best estimated selling price (BESP) of deliverables if a vendor does not have vendor-specific objective evidence (VSOE) of selling price or third-party evidence (TPE) of selling price; and 3) eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. We adopted this new guidance at the beginning of the first quarter of 2011 and there was no impact on our financial position, results of operations or cash flows.

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

For all carrier transactions entered into after January 1, 2011, we account for the hosting fee element of the arrangement separately and recognize the hosting fee as managed services revenue on a monthly basis as earned. The variable monthly fee is considered a contingent fee and is recognized as managed services revenue monthly when the contingency is resolved and the related fee is earned. As we are unable to establish VSOE or TPE on the professional services element, we use BESP to allocate the revenue. We recognize the professional service revenues using the cost-to-cost percentage of completion method of accounting. We recognize the revenue based on the ratio of costs incurred to the estimated total costs at completion. Revenue recognized in excess of billings is recorded within accounts receivable. Billings in excess of revenue recognized are recorded within deferred revenue. Should the customer elect to self-host the software, the hosting fee would be eliminated and the variable fee would become the licensing fee. No customer has elected to self-host as of December 31, 2011. If a contract which previously did not have a right to self-host without significant penalty is amended to include such a right, we reassess the contract under the above software revenue recognition guidance.

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

Profit in a given period is reported at the expected profit margin to be achieved on the overall contract. This method can result in the recognition of unbilled receivables or the deferral of costs or revenue on these contracts. Management regularly reviews project profitability and underlying estimates. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. Provisions for estimated losses, if any, are recognized in the period in which the loss becomes evident. As of December 31, 2011, no contracts were estimated to be completed at a loss.

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

Our advertising revenues are derived principally from the sale of online advertisements. The duration of our advertising contracts has ranged from 1 week to 3 months, with an average of approximately 1 month. Advertising revenues on contracts are recognized as “impressions” (i.e., the number of times that an advertisement appears in web pages) are delivered, or as “clicks” (which are generated each time users on our websites click through our text-based advertisements to an advertiser's designated website) are provided to advertisers. For contracts with minimum monthly or quarterly advertising commitments where the fee and commitments are fixed throughout the term, we recognize revenue ratably over the term of the agreement. Some of our advertising contracts consist of multiple elements which generally include a blend of various impressions and clicks as well as other marketing deliverables. Where neither vendor-specific objective evidence nor third-party evidence of selling price exists, we use management's best estimate of selling price (BESP) to allocate arrangement consideration on a relative basis to each element. BESP is generally based on the selling prices of the various elements when they are sold to customers of a similar nature and geography on a stand-alone basis or estimated stand-alone pricing when the element has not previously been sold stand-alone. These estimates are generally based on pricing strategies, market factors and strategic objectives. Out-of-pocket expenses that are contractually reimbursable from customers are recorded as gross revenue and expenses.

In addition, we provide services related to data and service subscriptions. Fees for services for the ongoing subscription/license of software/data are deferred and recognized over the non-cancellable term of the subscription, beginning upon commencement of the subscription period. Billings or payments received from customers in advance of revenue recognition are recorded in deferred income on the consolidated statement of financial position. At December 31, 2011 our deferred revenue balance consisted of $1.4 million related to these data and service subscriptions.

Business combinations
We have completed nine business combinations since 2003. The purchase price of an acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with any amount in excess of such allocations designated as goodwill. We make significant judgments and assumptions in determining the fair value of acquired assets and assumed liabilities, especially with respect to acquired intangibles. Using different assumptions in determining fair value could materially impact the purchase price allocation and our financial position and results of operations.

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

Software development costs
Prior to 2010, we capitalized certain software development costs, which included the costs to develop new software products or significant enhancements to existing software products, which are developed or obtained for internal use. Costs associated with preliminary project stage activities, training, maintenance and all post implementation stage activities were expensed as incurred. We capitalized software development costs when application development began, it was probable that the project would be completed and the software would be used as intended. Such capitalized costs were capitalized within Property, Plant and Equipment and amortized on a straight-line basis over the estimated useful life of the related asset, which was generally three years.

In 2010 and 2011, we focused on developing software products that could be leveraged across various customers. Software development costs related to software products to be sold, leased or otherwise marketed as a component of the solutions we provide to our customers were capitalized when technological feasibility had been established. As such, we have capitalized costs, including direct labor and related overhead included in intangible assets, net. Amortization of capitalized software development costs began as each product was available for general release to customers and was be recorded within depreciation and amortization. Amortization will be computed on an individual product basis for those products available for market and will be recognized based on the product’s estimated economic life. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately. The impairment charges during the third quarter of 2011 included previously capitalized software development costs, and as of December 31, 2011, all software development costs capitalized within intangible assets, net had been fully amortized.

Over time software development expenses may increase in absolute dollars as we continue to enhance and expand our suite of solutions and services. However, due to the transformation of our business, changes in market requirements, lack of resources and funding or a change in our business strategy we may not be in a position to or may decide not to increase our software development costs in the near or long term.

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

Based upon a combination of factors, including the recent decline of our market capitalization significantly below the book value of our net assets, as well as the reduction in the actual and anticipated performance of acquired businesses below our expectations in the third quarter of 2011, we determined that our goodwill was impaired. In the fourth quarter of 2011, we performed our annual impairment test, which resulted in no additional impairment, and we finalized our estimated impairment charge from the third quarter.  As a result, our impairment charge related to goodwill for the year ended December 31, 2011 is $124.3 million. The impairment test performed in 2010, indicated that there was significant excess of fair value over the net book value of our Company and therefore, there was no impairment charge booked.

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

During 2009, we recognized impairment charges of $5.8 million related primarily to the long-lived and intangible assets associated with an acquired messaging business due to notification that our future revenue stream associated with a significant messaging customer obtained as part of this messaging business acquisition would likely be eliminated.

At December 31, 2010, intangible assets, other than goodwill, of $17.7 million, related primarily to the customer relationships associated with our acquisition of InfoSpace Mobile and capitalized costs related to the development of certain software products. The recorded value of the customer relationships from InfoSpace Mobile were amortizing over an estimated useful life of approximately eight years utilizing a variable methodology, and capitalized software development costs were amortized on a straight line basis over three years.

In April 2011, we acquired Adenyo and intangible assets included technology and customer relationships from the acquisition. During fiscal year 2011, an impairment charge related to fixed and intangible assets of $38.4 million was recorded based upon a combination of factors occurring, including the significant decline of our market capitalization below the book value of our net assets, as well as the reduction in the actual and anticipated performance of acquired businesses below our expectations.
This charge, fully impaired the internally developed software and reduced the recorded value of the InfoSpace Mobile customer list and portions of the technology acquired from Adenyo (primarily the technology held in France). At December 31, 2011, our intangible assets, other than goodwill, of $10.1 million relate primarily to the technology and customer relationships acquired with the Adenyo acquisition and the customer relationships associated with our acquisition of InfoSpace Mobile.

Provision for income taxes
We are subject to federal and various state income taxes in the U.S., and to a lesser extent, income-based taxes in various foreign jurisdictions, including, but not limited to, the Netherlands, the United Kingdom, Canada, Indonesia and Malaysia. During the third and fourth quarters of 2011 and into 2012, we effected a restructuring of our workforce and other cost savings initiatives. As a part of this process we commenced the exit from our operations in India and the Asia Pacific region and France. We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, due to either the generation of net operating losses or because our subsidiaries have a relatively short corporate life, all tax years for which we or one of our subsidiaries filed a tax return remain open. Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, we calculate tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities, and we assess temporary differences resulting from differing treatment of items for tax and accounting purposes. We recognize only tax positions that are “more likely than not” to be sustained based solely on their technical merits.

Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.

At December 31, 2011, our gross deferred tax assets consisted primarily of domestic net operating losses and book to tax differences in tangible and intangible assets, as well as research and development credit carryforwards. As of December 31, 2011, we had U.S. federal and state net operating loss carryforwards of approximately $237.5 million and $22.3 million, respectively, which begin to expire at varying dates starting in 2019 for U.S. federal income tax purposes and in the current year for state income tax purposes. Because of our history of generating operating losses, we maintain full valuation allowances against these deferred tax assets and consequently do not recognize tax benefits for our current operating losses. If we determine it is more likely than not that all or a portion of the deferred tax assets will be realized, we will eliminate or reduce the corresponding valuation allowances which would result in immediate recognition of an associated tax benefit. Going forward, we will reassess the need for any remaining valuation allowances or the necessity to recognize additional valuation allowances. In the event we do eliminate all or a portion of the valuation allowances in the future, we will begin recording income tax provisions based on our earnings and applicable statutory tax rates from that time forward.

We had recorded deferred tax liabilities as a result of the difference between the book and tax treatments of intangible assets associated with acquisitions. The majority of these deferred tax liabilities were reversed in the current year in connection with the recognition of an impairment charge, resulting in a deferred tax benefit.

Stock-based compensation
We estimate the fair value of share-based awards, including stock options, using the Black-Scholes option-pricing model. Determining the fair value of share-based awards requires the use of subjective assumptions, including the expected term of the award and expected stock price volatility. The assumptions used in calculating the fair value of share-based awards granted since January 1, 2009, are set forth below:

	Year ended December 31,
	2011	2010	2009
Expected life of options granted	5 years	5 years	5 years
Expected volatility	50%	50%	50% - 58%
Range of risk-free interest rates	1.9% - 2.0%	2.0% - 2.3%	1.7% - 2.3%
Expected dividend yield	—%	—%	—%
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

Since the IPO, the exercise prices of our common stock option grants are based on the closing price of our common stock traded on NASDAQ under the symbol MOTR. All of our employee stock options that were granted since the IPO were granted at exercise prices equal to or greater than the fair value of common stock as of the grant date. As of December 31, 2011, there were 1.7 million stock options outstanding, with an aggregate intrinsic value of zero. Of these, 0.3 million stock options with an intrinsic value of zero were exercisable. At December 31, 2011, there was $2,970 of total unrecognized compensation costs, net of estimated forfeitures, related to unvested options that are expected to be recognized over a weighted-average period of 3.12 years. See Note 11-Stock Options, Restricted Stock and Warrants to our Consolidated Financial Statements.

Recent Accounting Pronouncements
On September 15, 2011, the Financial Accounting Standards Board ("FASB") amended its guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The guidance does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the guidance does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not expect the amendment to have a material impact on our financial position, results of operations or cash flows. Early adoption would not change the impairment analysis we performed during 2011 or the resulting impairment charge.

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

Interest rate risk
At December 31, 2011, we had cash and cash equivalents of $13.2 million. These amounts are held primarily in cash. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. In addition, the Term Loan bears interest at a fixed rate of 9%.

Foreign currency risk
The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. While we have conducted some transactions in foreign currencies during the fiscal year ended December 31, 2011 and expect to continue to do so, we do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, as we continue to expand our operations internationally, transaction gains or losses may become significant in the future. We have not engaged in foreign currency hedging to date. However, we may do so in the future.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Motricity, Inc.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Motricity, Inc.
We have audited the accompanying consolidated balance sheets of Motricity, Inc. and subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2011. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Motricity, Inc. and subsidiaries as of December 31, 2011 and the results of their operations and their cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Motricity, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2012, expressed an unqualified opinion.
/s/ Grant Thornton LLP
Seattle, Washington
March 13, 2012

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Motricity, Inc.
We have audited Motricity, Inc. and subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Motricity, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's consolidated financial statements and financial statement schedule as of December 31, 2011, and for the year ended December 31, 2011, and our report dated March 13, 2012, expressed an unqualified opinion on those consolidated financial statements.
/s/ Grant Thornton LLP
Seattle, Washington
March 13, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Motricity, Inc.:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2010 and the related consolidated statements of operations, of changes in stockholders' equity (deficit) and of cash flows for each of the two years in the period ended December 31, 2010 present fairly, in all material respects, the financial position of Motricity, Inc. and its subsidiaries at December 31, 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule for each of the two years in the period ended December 31, 2010 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
February 28, 2011

Motricity, Inc.
Consolidated Balance Sheets
(in thousands, except share data and per share amounts)

	December 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$13,225	$78,519
Restricted short-term investments	434	335
Accounts receivable, net of allowance for doubtful accounts of $1,300 and $446, respectively	45,384	29,438
Prepaid expenses and other current assets	6,097	6,698
Total current assets	65,140	114,990
Property and equipment, net	16,415	24,339
Goodwill	25,928	74,658
Intangible assets, net	10,120	17,693
Other assets	509	134
Total assets	$118,112	$231,814

Liabilities, redeemable preferred stock and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$37,381	$16,822
Accrued compensation	5,956	13,666
Deferred revenue, current portion	2,081	746
Debt facilities, current portion	441	—
Other current liabilities	1,145	981
Total current liabilities	47,004	32,215
Deferred revenue, net of current portion	—	131
Deferred tax liability	262	5,328
Debt facilities, net of current portion	20,935	—
Other noncurrent liabilities	786	714
Total liabilities	68,987	38,388

Redeemable preferred stock	—	49,862
Stockholders’ equity
Common stock, $0.001 par value; 625,000,000 shares authorized; 46,226,797 and 40,721,754 shares issued and outstanding at December 31, 2011 and 2010, respectively	46	41
Additional paid-in capital	570,331	467,565
Accumulated deficit	(519,480)	(324,088)
Accumulated other comprehensive income (loss)	(1,772)	46
Total stockholders’ equity	49,125	143,564
Total liabilities, redeemable preferred stock and stockholders’ equity	$118,112	$231,814
The accompanying notes are an integral part of these consolidated financial statements.

Motricity, Inc.
Consolidated Statements of Operations
(in thousands, except share data and per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenue
Managed services	$105,102	$93,292	$81,403
Professional services	16,548	40,087	32,292
Total revenues	121,650	133,379	113,695

Operating expenses
Direct third-party expenses	19,398	17,044	9,485
Datacenter and network operations, excluding depreciation	26,491	30,749	31,786
Product development and sustainment, excluding depreciation	38,110	25,955	31,389
Sales and marketing, excluding depreciation	18,684	13,769	11,900
General and administrative, excluding depreciation	28,346	41,034	20,841
Depreciation and amortization	17,246	12,595	13,208
Impairment charges	162,724	—	5,806
Acquisition transaction and integration costs	6,165	—	—
Restructuring	5,348	407	2,058
Total operating expenses	322,512	141,553	126,473
Operating loss	(200,862)	(8,174)	(12,778)
Other income (expense), net
Other income (expense)	93	3,357	(1,657)
Interest and investment income, net	28	3	250
Interest expense	(644)	(111)	(220)
Other income (expense), net	(523)	3,249	(1,627)
Loss before income taxes	(201,385)	(4,925)	(14,405)
Provision (benefit) for income taxes	(5,993)	2,090	1,896
Net loss	(195,392)	(7,015)	(16,301)
Accretion of redeemable preferred stock	—	(12,093)	(23,261)
Series H redeemable preferred stock dividends	—	(868)	—
Series D1 preferred stock dividends	—	(332)	(695)
Net loss attributable to common stockholders	$(195,392)	$(20,308)	$(40,257)
Net loss per share attributable to common stockholders – basic and diluted	$(4.36)	$(0.88)	$(6.85)
Weighted-average common shares outstanding – basic and diluted	44,859,734	22,962,555	5,878,368

Depreciation and amortization by function
Datacenter and network operations	$9,160	$8,071	$8,890
Product development and sustainment	4,015	2,114	1,962
Sales and marketing	3,619	2,053	1,960
General and administrative	452	357	396
Total depreciation and amortization	$17,246	$12,595	$13,208
The accompanying notes are an integral part of these consolidated financial statements.

Motricity, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data and per share amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount				Total
Balance as of December 31, 2009	7,338,769	$17,393	7,633,786	$115	$—	$(306,443)	$114	$(288,821)
Other comprehensive loss:
Net loss	—	—	—	—	—	(7,015)	—	(7,015)
Foreign currency translation adjustment	—	—	—	—	—	—	(68)	(68)
Other comprehensive loss								(7,083)
Conversion of preferred stock to common stock	(7,338,769)	(17,393)	725,117	1	17,393	—	—	1
Conversion of redeemable preferred stock to common stock	—	—	25,439,048	26	380,497	—	—	380,523
Sale of common stock, net of issuance costs of $7,318	—	—	6,000,000	6	48,482	—	—	48,488
Conversion of redeemable preferred stock warrants to common stock warrants	—	—	—	—	1,463	—	—	1,463
Restricted stock activity	—	—	(12,728)	—	(2,730)	—	—	(2,730)
Exercise of common stock options and warrants	—	—	936,531	2	1,706	—	—	1,708
Reverse stock split	—	—	—	(109)	109	—	—	—
Stock-based compensation expense	—	—	—	—	22,976	—	—	22,976
Accretion of redeemable preferred stock	—	—	—	—	(1,463)	(10,630)	—	(12,093)
Series H redeemable preferred stock dividend	—	—	—	—	(868)	—	—	(868)
Balance as of December 31, 2010	—	—	40,721,754	41	467,565	(324,088)	46	143,564
Other comprehensive loss:
Net loss	—	—	—	—	—	(195,392)	—	(195,392)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,818)	(1,818)
Other comprehensive loss								(197,210)
Common stock issued in business acquisition	—	—	3,277,002	3	43,351	—	—	43,354
Conversion of redeemable preferred stock to common stock	—	—	2,348,181	2	49,861	—	—	49,863
Restricted stock activity	—	—	(139,448)	—	(674)	—	—	(674)
Exercise of common stock options and warrants	—	—	19,308	—	198	—	—	198
Stock-based compensation expense	—	—	—	—	10,030	—	—	10,030
Balance as of December 31, 2011	—	$—	46,226,797	$46	$570,331	$(519,480)	$(1,772)	$49,125
The accompanying notes are an integral part of these consolidated financial statements.

Motricity, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net loss	$(195,392)	$(7,015)	$(16,301)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,246	12,595	13,208
Change in fair value of redeemable preferred stock warrants	—	(3,550)	1,495
Stock-based compensation expense	10,030	22,976	2,179
Deferred tax liability	(7,321)	1,568	1,984
Impairment charges	162,724	—	5,806
Other non-cash adjustments	1,830	756	(86)
Changes in operating assets and liabilities, net of effect of business acquisition
Accounts receivable	(12,073)	(12,426)	20,738
Prepaid expenses and other assets	2,318	(3,157)	3,568
Other long-term assets	(161)	1,769	(1,905)
Accounts payable and accrued expenses	4,378	4,478	(44)
Deferred revenue	646	(10,907)	2,459
Net cash provided by (used in) operating activities	(15,775)	7,087	33,101
Cash flows from investing activities
Purchase of property and equipment	(9,632)	(8,288)	(4,890)
Capitalization of software development costs	(7,520)	(9,132)	—
Acquisition of assets held for sale	—	—	(1,301)
Payments for business acquisition	(48,858)	—	—
Proceeds from sale of discontinued operations	—	—	300
Maturity of held-to-maturity investments	—	—	5,425
Proceeds of assets held for sale	—	1,199	874
Net cash provided by (used in) investing activities	(66,010)	(16,221)	408
Cash flows from financing activities
Net proceeds from sale of common stock	—	48,950	—
Proceeds from debt facilities	29,967	—	—
Repayments of debt facilities	(10,000)	—	(9,875)
Cash paid for tax withholdings on restricted stock	(3,359)	—	—
Proceeds from exercise of common stock options	199	1,708	17
Restricted short-term investments	(99)	1,040	(425)
Prepaid offering costs	(60)	—	(423)
Repurchase of outstanding common stock	—	—	(1,250)
Other financing activity	379	—	—
Net cash provided by (used in) financing activities	17,027	51,698	(11,956)
Effect of exchange rate changes on cash and cash equivalents	(536)	10	93
Net increase (decrease) in cash and cash equivalents	(65,294)	42,574	21,646
Cash and cash equivalents at beginning of period	78,519	35,945	14,299
Cash and cash equivalents at end of period	$13,225	$78,519	$35,945

Supplemental schedule of cash flow information:
Common stock issued in business acquisition	$43,354	$—	$—
Conversion of redeemable preferred stock to common stock	$49,863	$380,523	$—
The accompanying notes are an integral part of these consolidated financial statements.

Motricity, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

1. Organization
Motricity, Inc. ("Motricity" or the "Company") is a leading provider of mobile data solutions serving mobile operators, consumer brands and enterprises, and advertising agencies. Our software as a service ("SaaS") based platform enables our customers to implement marketing, merchandising, commerce, and advertising solutions to engage with their target customers and prospects through mobile devices. Our integrated solutions span mobile optimized websites, mobile applications, mobile merchandising & content management, mobile messaging, mobile advertising and predictive analytics. Our solutions allow our customers to drive loyalty, generate revenue and reengineer business processes to capture the advantages of a mobile enabled customer base. Our predictive analytics capabilities drives relevant and targeted consumer experiences that drive brand awareness and interaction for our customers.

On April 14, 2011, we acquired substantially all of the assets of Adenyo Inc. (“Adenyo”) and its subsidiaries and assumed certain of Adenyo's liabilities (including those of its subsidiaries) (the “Acquisition”), pursuant to an Arrangement Agreement (the “Arrangement Agreement”), dated as of March 12, 2011, by and among Adenyo Inc., Motricity Canada Inc. (formerly 7761520 Canada Inc.), Motricity, Inc. and the other parties thereto. The assets include Adenyo's interest in a subsidiary, equipment, software, accounts receivable, licenses, intellectual property, customer lists, supplier lists and contractual rights. Adenyo is a mobile marketing, advertising and analytics solutions provider with operations in the United States ("U.S."), Canada and France.

On June 23, 2010, we completed our offering of 6,000,000 shares of common stock in an IPO. 5,000,000 shares of common stock were sold at a per share price of $10.00 and 1,000,000 shares of common stock were sold directly to entities affiliated with Mr. Carl C. Icahn for a per share price of $10.00 less discounts and commissions, resulting in net proceeds of approximately $48,500. At the closing of the IPO, 303,875,267 shares of redeemable preferred stock (Series A, B, C, D, E, F, G and I) were converted into 25,322,309 shares of common stock and 7,338,769 shares of Series D1 preferred stock were converted into 725,117 shares of common stock. Series H redeemable preferred stock was the only class of preferred stock outstanding as of December 31, 2010. On January 3, 2011, all outstanding and accrued shares of Series H redeemable preferred stock were converted into 2,348,181 shares of common stock.

In July 2011, we drew $10,000 of the available amount under our revolving credit facility to fund operations, including certain transaction expenses associated with the Adenyo acquisition.

We entered into a $20,000 term loan with High River Limited Partnership ("High River") on September 16, 2011 and subsequently amended the terms of the term loan on November 14, 2011 and on February 28, 2012. The term loan accrues interest at 9% per year, which is paid-in-kind quarterly through capitalizing interest and adding it to the principal balance, is secured by a first lien on substantially all of our assets and is guaranteed by two of our subsidiaries, mCore International and Motricity Canada. The principal and interest are due and payable at maturity on August 28, 2013. We used the proceeds of the term loan to pay the amounts outstanding under our credit facility with Silicon Valley Bank and to provide additional working capital. The term loan provides High River with a right to accelerate the payment of the term loan if we experience an ownership change (within the meaning of Section 382 of the Internal Revenue Code of 1986 as amended) that results in a substantial limitation on our ability to use our net operating losses and related tax benefits or if the shares of any preferred stock we may issue become redeemable at the option of the holders or if we are required to pay the liquidation preference for such shares. High River is beneficially owned by Mr. Carl C. Icahn, a beneficial holder, as of March 2, 2012, of approximately 16.7% of our outstanding shares. Mr. Brett C. Icahn, a director of the Company, is the son of Mr. Carl C. Icahn, and Mr. Hunter C. Gary, a director of the Company, is married to Mr. Carl C. Icahn's wife's daughter. The term loan as amended with High River was unanimously approved by the disinterested directors of the Company's Board of Directors.

On September 22, 2011, we announced our intent to explore strategic options, including a spin-off, sale or other transaction involving our carrier business and mobile marketing and advertising business. We hired GCA Savvian Advisors, LLC (“Savvian”) to assist us in exploring these strategic options. As a result of such exploration, a number of interested parties entered into non-disclosure agreements with us and we received initial non-binding indications of interest from parties interested in acquiring all or a part of our business all of which were subject to a number of conditions, including satisfactory completion of substantial due diligence and the negotiation and completion of mutually satisfactory definitive agreements among the parties. After carefully reviewing each of the indications of interest, conducting preliminary negotiations with one of the parties, and considering the terms on which the parties had indicated they would be interested in acquiring all or a portion

Motricity, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

of our business, we concluded that it would be unlikely that we would be able to sell the Company at a meaningful premium over the market price of our common stock and determined that it was in the best interest of our Company and our stockholders to end the process led by Savvian. In doing so, we also considered the uncertainty of consummating a transaction on favorable terms if at all and the other strategic options for the Company. As such, we decided to focus our resources on other strategic paths for the business, including increasing the focus on our mobile advertising and enterprise business, continuing cost reductions and pursing financing alternatives, including the proposed rights offering. Following this decision, we are continuing to receive and evaluate inquiries from parties interested in portions of our business. We are working with our advisors to evaluate these inquiries and determine interest among other parties. The realignment of our strategic path and consideration of strategic options will continue to require management time and resources, while we simultaneously focus on developing new product offerings and reducing costs. We cannot assure that we will be successful in our efforts in exploring, pursuing or completing any of our strategic options or in our efforts to realign our strategic path or to increase our focus on our mobile advertising and enterprise business.

If we are unable to meet the performance commitments under our revenue contracts or effectively enforce or accurately and timely bill and collect for contracts with our customers, it may have an adverse impact on our cash flow and liquidity. Historically, a portion of our revenues was generated from large customer contracts which required us to fund project costs in advance of the billing or collection of milestone payments. As of December 31, 2011, these customer contracts have all been terminated, and $5,653 of final payments were included in accounts receivable at December 31, 2011 and collected in 2012. At December 31, 2011, $16,155 of accounts receivable relates to our messaging business, of which $15,347 will be used to pay outstanding accounts payable balances. In addition, $1,651 was included in accounts receivable but was not billed until January 2012.

We believe that our future cash flow from operations and available cash and cash equivalents will be sufficient to meet our liquidity needs through 2012. However, this may not be the case. Our longer-term liquidity, including our ability to repay our term loan and execute on our longer term business plan, is contingent on our ability to raise additional capital, including in the proposed rights offering and on our not experiencing any events that may accelerate the payment of our term loan. Our ability to fund our capital needs also depends on our future operating performance, our ability to successfully realign our costs and strategic path, the effect of any strategic alternatives we may pursue and our ability to meet financial covenants under any indebtedness we may incur. We may also need to raise additional capital to execute our longer term business plan.

We cannot assure that sufficient additional or alternative financing will be available on acceptable terms, if at all, or that we will generate sufficient funds from operations to repay our term loan when due or to adequately fund our longer term operating needs. If we are unable to raise sufficient funds in our proposed rights offering or to negotiate a long term credit facility on acceptable terms, we may need to implement additional cost reduction measures and explore other sources to fund our longer term business needs and repay our term loan when due. Our ability to meet our liquidity needs or raise additional funds may also be impacted by the legal proceedings we are subject to as discussed in Note 17-Legal Proceedings. Our operating performance may also be affected by risks and uncertainties discussed in Risk Factors. These risks and uncertainties may also adversely affect our short and long-term liquidity. Additional financing sources may also include debt or equity offerings, which could have a dilutive effect on our stockholders.

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

Motricity, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

In the third quarter of 2011, we adjusted our methodology for classifying revenues associated with percentage of completion contracts that contain both managed services revenue and professional services revenue. Management has reviewed the revenue recorded to date and determined that a reclassification to increase the amount of managed services revenue and decrease the amount of professional services revenue is necessary to accurately reflect the nature of the contracts. In our Consolidated Statements of Operations, we reclassified $3,000 from Professional services revenue to Managed services revenue for the year ended December 31, 2010. This reclassifications did not impact the amount of total revenue recognized.

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

Our carrier customer contracts may consist of professional service fees, a fixed monthly managed service fee to host the software platform solution, and variable monthly fees based on one of three measures: the number of wireless subscribers using our software solutions each month; the aggregate dollar volume or number of transactions processed; or specified rates for individual transactions processed. Certain arrangements, including our international carrier contracts, are based on a percentage of revenue generated by carrier mobile data services. Certain arrangements also include minimum monthly fee provisions, monthly fees for providing additional managed services required by the customer and/or service level requirements related to the hosted solutions which often entail financial penalties for non-compliance. Professional service fees typically include both the initial fees to customize and implement the specific software solution and fees to enhance the functionality of the software solution, which may occur anytime during the contractual term of the arrangement.

Under contractual arrangements where the customer does not have the right to take possession of the software, we determine the pattern of revenue recognition of the combined deliverables as a single unit of accounting. The professional service fees associated with the arrangement are not considered to be a separate earnings process because the services do not have stand-alone value to the customer. Such customers do not have the ability to benefit, resell or realize value from such services without the associated hosting services. Consequently, the professional services revenue is deferred and recognized monthly on a ratable basis together with the hosting services over the longer of the contractual term of the arrangement or the estimated period the customer is expected to benefit from the software solution or enhancement representing the period over which the hosting services are expected to be utilized. In determining the expected benefit period, we assess factors such as historical data trends, data used to establish pricing in the arrangement, discussions with customers in negotiating the arrangement and the period over which the customer could be expected to recover and earn a reasonable return on the professional service fee. At December 31, 2011 and December 31, 2010 our deferred revenue balance consisted of $727 and $877, respectively, related to such professional service fees. We consider the variable activity- or revenue-based fees to be contingent fees and recognize revenue monthly as the contingency is resolved, the fees are earned and the amount of the fee can be reliably measured. For purposes of classifying the arrangement consideration as managed services or professional services revenue on our statement of operations, we allocate the arrangement consideration based on the contractually stated amounts for each component. The pricing of our professional services is based on the expected level of effort necessary to complete a software solution. We believe this best approximates the fair value of the professional service fees if they were a separate unit of accounting.

Motricity, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Under certain arrangements, the customer has the right to take possession of the software, and it is feasible for the customer to either self-host the software on its own hardware or contract with another entity for the hosting service without significant penalty. Such multiple element arrangements are analyzed under software revenue guidance to assess the elements for separation and recognition. In October 2009, the FASB amended the accounting standards for certain multiple deliverable revenue arrangements to: 1) provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated; 2) require an entity to allocate revenue in an arrangement using best estimated selling price (BESP) of deliverables if a vendor does not have vendor-specific objective evidence (VSOE) of selling price or third-party evidence (TPE) of selling price; and 3) eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. We adopted this new guidance at the beginning of the first quarter of 2011 and there was no impact on our financial position, results of operations or cash flows.

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

For all carrier transactions entered into after January 1, 2011, we account for the hosting fee element of the arrangement separately and recognize the hosting fee as managed services revenue on a monthly basis as earned. The variable monthly fee is considered a contingent fee and is recognized as managed services revenue monthly when the contingency is resolved and the related fee is earned. As we are unable to establish VSOE or TPE on the professional services element, we use BESP to allocate the revenue. We recognize the professional service revenues using the cost-to-cost percentage of completion method of accounting. We recognize the revenue based on the ratio of costs incurred to the estimated total costs at completion. Revenue recognized in excess of billings is recorded within accounts receivable. Billings in excess of revenue recognized are recorded within deferred revenue. Should the customer elect to self-host the software, the hosting fee would be eliminated and the variable fee would become the licensing fee. No customer has elected to self-host as of December 31, 2011. If a contract which previously did not have a right to self-host without significant penalty is amended to include such a right, we reassess the contract under the above software revenue recognition guidance.

Under contractual arrangements where our software is licensed to the customer and requires significant production, modification or customization of the software, the entire arrangement is accounted for under software revenue accounting in conformity with contract accounting. Under contract accounting, when no elements under the arrangement qualify to be separated, we recognize revenue for the entire arrangement using the cost-to-cost percentage of completion method of accounting. Since managed services revenue cannot be specifically identified within each contractual relationship, we make a reasonable estimate as to the classification of this revenue between managed services revenue and professional services revenue. Progress towards completion is typically measured based on costs incurred as a proportion of estimated total costs. Profit in a given period is reported at the expected profit margin to be achieved on the overall contract. This method can result in the recognition of unbilled receivables or the deferral of costs or revenue on these contracts. Management regularly reviews project profitability and underlying estimates. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. Provisions for estimated losses, if any, are recognized in the period in which the loss becomes evident. As of December 31, 2011, no contracts were estimated to be completed at a loss.

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

Our advertising revenues are derived principally from the sale of online advertisements. The duration of our advertising contracts has ranged from 1 week to 3 months, with an average of approximately 1 month. Advertising revenues on contracts are recognized as “impressions” (i.e., the number of times that an advertisement appears in web pages) are delivered, or as “clicks” (which are generated each time users on our websites click through our text-based advertisements to an advertiser's designated website) are provided to advertisers. For contracts with minimum monthly or quarterly advertising commitments where the fee and commitments are fixed throughout the term, we recognize revenue ratably over the term of the agreement. Some of our advertising contracts consist of multiple elements which generally include a blend of various impressions and clicks as well as other marketing deliverables. Where neither vendor-specific objective evidence nor third-party evidence of selling price exists, we use management's best estimate of selling price (BESP) to allocate arrangement consideration on a relative basis to each element. BESP is generally based on the selling prices of the various elements when they are sold to customers of a similar nature and geography on a stand-alone basis or estimated stand-alone pricing when the element has not previously been sold stand-alone. These estimates are generally based on pricing strategies, market factors and strategic objectives. Out-of-pocket expenses that are contractually reimbursable from customers are recorded as gross revenue and expenses.

In addition, we provide services related to data and service subscriptions. Fees for services for the ongoing subscription/license of software/data are deferred and recognized over the non-cancellable term of the subscription, beginning upon commencement of the subscription period. Billings or payments received from customers in advance of revenue recognition are recorded in deferred income on the consolidated statement of financial position. At December 31, 2011 our deferred revenue balance consisted of $1,354 related to these data and service subscriptions.

Cash and Cash Equivalents
We consider all highly liquid investments with remaining maturities of three months or less at the date of purchase to be cash and cash equivalents. As of December 31, 2011, we have $5,619 held in foreign bank accounts, of which $2,541 is subject to withholding taxes.

Restricted Short-Term Investments
Restricted short-term investments in 2011 comprise of cash set aside to secure certain leases. Restricted short-term investments in 2010 comprised of a deposit with a financial institution related to an office lease. The deposit was legally restricted from withdrawals, except in order to make payments on the final 10 months of the lease. The lease terminated in March 2011, and as of December 31, 2011, there are no outstanding payments.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are presented at their face amount, less an allowance for doubtful accounts, on the consolidated balance sheets. Accounts receivable consist of amounts billed and currently due from customers and revenues earned but not yet billed. At December 31, 2011 and 2010, unbilled amounts classified within accounts receivable totaled $11,477 and $4,784, respectively. We evaluate the collectability of accounts receivable based on a combination of factors. We recognize reserves for bad debts based on estimates developed using standard quantitative measures which incorporate historical write-offs and current economic conditions. Although, in circumstances where we are aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded to reduce the related accounts receivable to an amount we believe is collectable.

Long-Lived Assets
Long-lived assets include assets such as property and equipment and intangible assets other than those with indefinite lives. We

Motricity, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

assess the carrying value of our long-lived asset groups when indicators of impairment exist and recognize an impairment loss when the carrying amount of a long-lived asset is not recoverable from the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. During the third quarter of 2011, an impairment charge of $38,419 was recorded based upon a combination of factors occurring, including the significant decline of our market capitalization below the book value of our net assets and the reduction in the actual and anticipated performance of acquired businesses below our expectations. See Note 6-Impairment for more information.

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

Identifiable intangible assets include capitalized costs related to the development of certain software products for external sale. Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life. At each balance sheet date, the unamortized costs for all intangible assets are reviewed by management and reduced to net realizable value when necessary. Other identifiable intangible assets are recorded at cost or, when acquired as part of a business acquisition, estimated fair value. The recorded amount is amortized to expense over the estimated useful life of the asset using the straight-line method or a variable method reflecting the pattern in which the economic benefits are anticipated to be realized. As of December 31, 2011, all intangible assets related to the development of certain software products for external sale were fully impaired.

Goodwill
Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair value of the identifiable net assets acquired. We test goodwill for impairment in the fourth quarter of each year, and whenever events or changes in circumstances arise during the year that indicate the carrying amount of goodwill may not be recoverable. In evaluating whether an impairment of goodwill exists, we first compare the estimated fair value of a reporting unit against its carrying value. If the estimated fair value is lower than the carrying value, then a more detailed assessment is performed comparing the fair value of the reporting unit to the fair value of the assets and liabilities plus the goodwill carrying value of the reporting unit. If the fair value of the reporting unit is less than the fair value of its assets and liabilities plus goodwill, then an impairment charge is recognized to reduce the carrying value of goodwill by the difference. In the third quarter of 2011, a goodwill impairment charge of $124,305 was recorded based upon a combination of factors occurring, primarily the significant decline of our market capitalization below the book value of our net assets and the reduction in the actual and anticipated performance of acquired businesses below our expectations. See Note 6-Impairment for more information. The gross amount of goodwill at December 31, 2011 was $187,171, with accumulated impairments of $160,802. The gross amount of goodwill at December 31, 2010 was $111,155 with accumulated impairments of $36,497.

Business Acquisitions
Business acquisitions are accounted for under the purchase method of accounting. Under that method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of the acquisition, with any excess of the cost of the acquisition over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill. We make significant judgments and assumptions in determining the fair value of acquired assets and assumed liabilities, especially with

Motricity, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

respect to acquired intangibles. Using different assumptions in determining fair value could materially impact the purchase price allocation and our financial position and results of operations. Results of operations for acquired businesses are included in the consolidated financial statements from the date of acquisition. On April 14, 2011, we acquired substantially all of the assets of Adenyo Inc. and its subsidiaries and assumed certain of Adenyo's liabilities. See Note 4-Business Combinations.

Freestanding Preferred Stock Warrants
Prior to the IPO, the Company had freestanding warrants that were related to the Company’s redeemable preferred stock and classified as liabilities on the consolidated balance sheets. The warrants were subject to remeasurement using the Black-Scholes option pricing model at each balance sheet date, and any change in fair value was recognized within other income (expense) on the Company’s consolidated statements of operations. On June 23, 2010, the outstanding redeemable preferred stock warrants were automatically converted into common stock warrants when the underlying series of preferred stock were converted into shares of common stock. The warrant liability of $1,463 was reclassified as additional paid-in capital.

The redeemable preferred stock warrants were adjusted to reflect current fair value immediately prior to conversion to common stock and at each prior balance sheet date as determined by the Black-Scholes model. The change in the fair value of the redeemable preferred stock warrants was a $3,550 decrease during the period they were outstanding in 2010. The weighted-average assumptions used in these calculations are summarized as follows:

	Year ended December 31,
	2010	2009
Expected term	4 years	5 years
Expected volatility	50.0%	50.0%
Risk-free interest rate	1.9%	2.6%
Expected dividend yield	3.9%	3.9%
The expected term was the remaining contractual life for each warrant and the risk-free interest rate was based on the U.S. Treasury constant maturities in effect at the end of the reporting period. Expected volatility was calculated using a historical volatility for a peer group of ten companies, as we believe the expected volatility approximated historical volatility of the peer group.

Accumulated Other Comprehensive Loss
Comprehensive loss includes net loss as currently reported under U.S. GAAP and other comprehensive loss. Other comprehensive loss considers the effects of additional economic events, such as foreign currency translation adjustments, that are not required to be recorded in determining net loss, but rather are reported as a separate component of stockholders’ equity.

Software Development Costs
Software development expenses consist primarily of salaries and fees paid to outside vendors. Costs incurred in connection with research activities are charged to operating expenses as incurred and are included within product development and sustainment in the consolidated statements of operations. Research and development expenses for the years ended December 31, 2011, 2010 and 2009 were $11,696, $8,667 and $5,792, respectively.

Prior to 2010, we capitalized certain software development costs, which included the costs to develop new software products or significant enhancements to existing software products, which are developed or obtained for internal use. Costs associated with preliminary project stage activities, training, maintenance and all post implementation stage activities were expensed as incurred. We capitalized software development costs when application development began, it was probable that the project would be completed and the software would be used as intended. Such capitalized costs were capitalized within Property and equipment, net and amortized on a straight-line basis over the estimated useful life of the related asset, which was generally three years.

In 2010 and 2011, we focused on developing software products that could be leveraged across various customers. Software development costs related to software products to be sold, leased or otherwise marketed as a component of the solutions we provide to our customers were capitalized when technological feasibility had been established. As such, we have capitalized costs, including direct labor and related overhead included in Intangible assets, net. Amortization of capitalized software development costs began as each product was available for general release to customers and was be recorded within

Motricity, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

depreciation and amortization. Amortization will be computed on an individual product basis for those products available for market and will be recognized based on the product’s estimated economic life. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately. The impairment charges during the third quarter of 2011 included previously capitalized software development costs, and as of December 31, 2011, all software development costs capitalized within Intangible assets, net had been fully amortized. In the year ended December 31, 2011 and 2010, we capitalized $7,520 and $9,132 of software development costs, respectively. We did not capitalize any software development costs in 2009.

Over time software development expenses may increase in absolute dollars as we continue to enhance and expand our suite of solutions and services. However, due to the transformation of our business, changes in market requirements, lack of resources and funding or a change in our business strategy we may not be in a position to or may decide not to increase our software development costs in the near or long term.

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

Income Taxes
We utilize the balance sheet method of accounting for income taxes. Accordingly, we are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Due to the evolving nature and complexity of tax rules combined with the number of jurisdictions in which we operate, it is possible that our estimates of our tax liability could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.

We follow the authoritative accounting guidance prescribing a threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance defines the level of assurance that a tax position must meet in order to be recognized in the financial statements and also provides for de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The guidance utilizes a two-step approach for evaluating uncertain tax positions. Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. If a tax position is not considered “more likely than not” to be sustained, no benefits of the position are recognized. Step two, measurement, is based on the largest amount of benefit which is more likely than not to be realized on effective settlement.

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

Our potentially dilutive shares, which include outstanding common stock options, unvested common shares subject to repurchase, preferred stock and redeemable preferred stock, common stock warrants and redeemable preferred stock warrants, have not been included in the computation of diluted net loss per share attributable to common stockholders for all periods presented, as the results would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. See Note 13 - Net Loss Per Share Attributable to Common Stockholders.

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

We generated approximately 73%, 82% and 95% of our total revenue in the U.S. during the years ended December 31, 2011, 2010 and 2009, respectively. We generated approximately 14% and 13% of our revenue in Indonesia during the years ended December 31, 2011 and 2010. As of December 31, 2011, 2010 and 2009, the majority of our long-lived assets were located in the U.S.

Contracts Expected to be Completed at a Loss
Management regularly reviews the overall profitability and underlying estimates of each contractual arrangement. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. Provisions for estimated losses, if any, are recognized in the period in which the loss becomes evident. During the third quarter of 2011, we recognized $3,959 of expenses associated with contracts that were expected to be completed at a loss. During the fourth quarter of 2011, we agreed with XL, one of our large carrier customers, to terminate our relationship, and the decision was made to exit India and the Asia Pacific region. In order to exit the region, we terminated the contracts that had resulted in the provision for estimated losses in the third quarter of 2011. In connection with the wind down in the Asia Pacific region, we reversed the provision for losses during the three months ended December 31, 2011. As of December 31, 2011, we do not have any contracts that we believe will be completed at a loss.

Self Insurance
Effective January 1, 2011, we self-insured for certain employee health and welfare-related benefit claims in the United States. We estimated a liability for aggregate claims below stop-loss coverage limits based on claim estimates of the ultimate costs to be incurred to settle known and unknown claims as of the balance sheet date. The estimated liability was not discounted and was based on a number of assumptions and factors including historical trends, actuarial assumptions, changes in covered employees and economic conditions. Our individual stop-loss amount was $75 per individual. As of January 1, 2012, we terminated our self-insurance policy and the liability for claims incurred during 2011 but submitted after the termination date will be covered by an independent insurance company. As of December 31, 2011, there was no liability for self-insurance. As of January 1, 2012, employees are insured under a fully insured health care program.

Fair Value of Financial Instruments
As of December 31, 2011 and December 31, 2010, we had $13,225 and $78,519 of cash and cash equivalents, respectively, and $434 and $335 of restricted short-term investments, respectively. As of December 31, 2011 cash and equivalents did not contain any money market funds compared to $58,970 as of December 31, 2010. Restricted short-term investments were evaluated using quoted market prices (Level 1) to determine their fair value. In addition, the carrying amount of certain financial instruments, including accounts receivable, accounts payable and accrued expenses approximates fair value due to their short maturities. The carrying value of our long term debt approximates the fair value due to the close proximity of the date of the loan and loan amendments to December 31, 2011.

Prior to our IPO in June 2010, the freestanding warrants that were related to our redeemable preferred stock were classified as liabilities and due to the lack of availability of observable market quotes for these securities, the fair value was estimated based on a Black-Scholes valuation model which utilized inputs based on management estimates. Significant inputs to the valuation were unobservable in active markets and were classified as Level 3. The decrease in the Level 3 securities of $3,550 for the year ended December 31, 2010 was due primarily to changes in the estimated fair value of the Company's stock. The change in the fair value was recorded within Other income (expense). As a result of the conversion of the redeemable preferred stock in conjunction with the IPO, all freestanding warrants that were classified as liabilities have been exercised or converted into common stock warrants. As of December 31, 2011, we have no Level 3 securities. There were no transfers between levels in

Motricity, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

the fair value hierarchy during the year ended December 31, 2011 or December 31, 2010.

Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, to the extent balances exceed limits that are insured by the Federal Deposit Insurance Corporation, and accounts receivable.
At December 31, 2011, three customers comprised 28%, 11% and 10%, respectively, of accounts receivable. At December 31, 2010, two customers comprised 51% and 18%, respectively, of accounts receivable.

The following table outlines our revenue concentration by customer:

	AT&T	Verizon Wireless	XL
Year ended December 31, 2011	47%	17%	10%
Year ended December 31, 2010	44%	24%	13%
Year ended December 31, 2009	53%	20%	—%

Foreign Currencies
For international subsidiaries, except for our French holding company, local currencies have been determined to be the functional currencies. The financial statements of international subsidiaries are translated to their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities and at average currency exchange rates for revenues and expenses. Translation adjustments resulting from this process are included in Other comprehensive loss and are reflected as a separate component of stockholders’ equity. Realized and unrealized transaction gains and losses are included in Other income (expense), net in the period in which they occur, except on intercompany balances considered to be long-term, and have not been significant for any periods presented. Transaction gains and losses on intercompany balances considered to be long-term are recorded in Other comprehensive loss.

Recent Accounting Pronouncements
On September 15, 2011, the Financial Accounting Standards Board ("FASB") amended its guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The guidance does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the guidance does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not expect the amendment to have a material impact on our financial position, results of operations or cash flows. Early adoption would not change the impairment analysis we performed during 2011 or the resulting impairment charge.

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

3. Property and Equipment, net

Information related to the major categories of our property and equipment, net is as follows:

	Useful Life	As of December 31,
	(in years)	2011	2010
Capitalized software	3	$47,679	$47,554
Computer software and equipment	3-5	30,345	22,788
Leasehold improvements	4-10	9,273	7,962
Equipment, furniture and fixtures	7	2,769	2,493
Total property and equipment		90,066	80,797
Less: Accumulated depreciation and amortization		(42,829)	(31,739)
Less: Accumulated impairments		(30,822)	(24,719)
Property and equipment, net		$16,415	$24,339

Included within property and equipment is $25,300 of aggregated proprietary technology and software that was acquired during the InfoSpace Mobile acquisition. This represents six platforms that enable us to provide various types of mobile services to the wireless industry. We valued the technology and software using a cost approach, which provides an estimate of fair value based on the cost of reproducing or replacing the assets. We are amortizing the technology assets using a variable method over their estimated useful lives of six years. In the third quarter of 2011, we performed a impairment analysis on our long-lived assets, which resulted in a $6,103 impairment charge, which was all related to this capitalized software. See Note 6 - Impairment Charges for more information.

During 2010, we disposed of $12,893 of assets and related accumulated amortization for assets that were no longer in use and the majority of which were fully depreciated.

There was no capitalized interest for the years ended December 31, 2011 and 2010. For the year ended December 31, 2009, capitalized interest was $27. Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $12,164, $10,463 and $11,720, respectively.

4. Business Combination

Acquisition of Adenyo Inc.
On April 14, 2011, we acquired substantially all of the assets of Adenyo and its subsidiaries and assumed certain liabilities, pursuant to an Arrangement Agreement, dated as of March 12, 2011, by and among Adenyo Inc., Motricity Canada Inc. (formerly 7761520 Canada Inc.), Motricity Inc. and the other parties thereto. The assets include Adenyo's interest in a subsidiary, equipment, software, accounts receivable, licenses, intellectual property, customer lists, supplier lists and contractual rights. Adenyo is a mobile marketing, advertising and analytics solutions provider with operations in the United States, Canada and France.

We paid $48,858 in cash and issued 3,277,002 shares of common stock, with a fair market value of $43,354, as consideration for the Acquisition. The cash consideration includes $1,000 placed in escrow, although we believe the total escrow amount is refundable to us, based on our working capital calculation made pursuant to the Arrangement Agreement. Adenyo is disputing our working capital calculation. At December 31, 2011 this $1,000 is included in Prepaid expenses and other current assets in our Consolidated Balance Sheets. If the $1,000 is not extended to us, it will be considered as additional consideration and will be recorded as an increase to the acquired goodwill balance.

Motricity, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

In addition to these amounts paid, Adenyo may be entitled to receive up to an additional $50,000 pursuant to a contingent earn-out. The earn-out consideration is payable in cash, shares of the Company's common stock, or a mix of both, at our discretion, and any shares will be valued based on a 10-day average closing price prior to their issuance. The amount of contingent earn-out consideration is determined by whether Adenyo meets certain non-GAAP based revenue and EBITDA (as such terms are defined in, and calculated pursuant to the Arrangement Agreement) targets, during the first full twelve calendar months following the closing of the Acquisition. In the second quarter of 2011 the fair value of the contingent earn-out consideration included in the purchase price consideration of $615 was included in the Condensed Consolidated Balance Sheet in Other current liabilities. This balance was based upon identifying several potential earning scenarios and assigning a probability of each occurring. This measurement is based on significant inputs not observable in the market, which are deemed to be Level 3 inputs. Based on Adenyo's performance against the non-GAAP based revenue and EBITDA defined in and calculated pursuant to the Arrangement Agreement during the third quarter of 2011, it was determined that it was not probable that Adenyo would receive the contingent earn-out, and we reversed the $615 liability that was recorded at the time of the acquisition by reducing General and administrative expenses, excluding depreciation in our Consolidated Statement of Operations.

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

The fair value of the 3,277,002 common shares issued as part of the consideration paid was determined on the basis of the closing market price of Motricity's common shares on the acquisition date. In order to complete the acquisition and integrate Adenyo's technology and business operations we have incurred $6,165 of acquisition transaction and integration costs during the year ended December 31, 2011.

Motricity, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

The gross contractual amount of trade accounts receivable acquired was $5,177 of which we expect $408 to be uncollectible.

The fair value of the acquired identifiable intangible assets of $22,522 relates to technology for $11,902, customer relationships for $10,496 and a trade name for $124. Customer relationships represent the ability to sell existing and future managed and professional services to acquired customers. Technology represents proprietary marketing and analytical capabilities resulting from our acquisition of Adenyo. The fair values of customer relationships and technology have been estimated using the income method utilizing a discounted cash flow model using a weighted average rate of 22.1%. We are amortizing these intangible assets using a variable method over their estimated useful lives. The weighted-average amortization period of these intangible assets is approximately 5.1 years; 6.2 years for the technology; 4.0 years f or the customer relationships; and 3.0 years for the trade name.

The goodwill of $76,016 arising from the acquisition consists largely of Motricity-specific synergies expected from combining acquired and existing operations, as well as the ability to attract new customers and develop new technologies post combination.

For the period from the April 14, 2011 acquisition date to December 31, 2011, we estimate that our total revenues included approximately $10,911 of revenues from Adenyo services.  For the same period, Adenyo contributed $81,382 to our net loss, which included management's allocations and estimates of expenses that were not separately identifiable due to our integration activities, restructuring expenses and impairment charges.  The impairment charges for the year ended December 31, 2011, included $7,959 of customer relationships and $3,014 of technology acquired in the Adenyo acquisition. The impairment charges also included an amount for goodwill. See Note 6-Impairment for more information.

The following unaudited pro forma summary presents the effect of the acquisition of Adenyo on our consolidated financial results as though Adenyo had been acquired as of January 1, 2010. The supplemental pro forma net income information was adjusted for the ongoing amortization of acquired intangibles and the associated tax effect . The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the comparable prior annual reporting period as presented.

	Revenue	Net Loss
Supplemental pro forma from January 1, 2011 to December 31, 2011	$125,926	$(202,742)
Supplemental pro forma from January 1, 2010 to December 31, 2010	$149,310	$(36,767)

The information is presented on an annual basis as it is impracticable to disclose the quarterly information for Adenyo.

5. Goodwill and Intangible Assets

Goodwill
The changes in the carrying amount of goodwill for the year ended December 31, 2011 are as follows:

Goodwill balance as of January 1, 2011	$74,658
Goodwill acquired in 2011	76,016
Impairment of goodwill	(124,305)
Effect of foreign currency translation	(441)
Goodwill balance as of December 31, 2011	$25,928

Goodwill acquired in 2011 relates to our acquisition of Adenyo, see Note 4-Business Combination for more information. A portion of the Goodwill acquired in 2011 is denominated in Canadian dollars. The effect of foreign currency translation of $441 is the result of the change in the value of the U.S. dollar and the value of the Canadian dollar between the acquisition date and December 31, 2011.

Based upon a combination of factors, including the recent decline of our market capitalization significantly below the book value of our net assets, as well as the reduction in the actual and anticipated performance of acquired businesses below our expectations, in the third quarter of 2011, we determined that our goodwill was impaired. In the fourth quarter of 2011, we

Motricity, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

performed our annual impairment test, which resulted in no additional impairment, and we finalized our estimated impairment charge from the third quarter. This evaluation resulted in a non-cash goodwill impairment charge of $124,305. See Note 6-Impairment Charges for more information.

Of the goodwill acquired during the Adenyo acquisition, $17,532 recognized in the United States and the 75% of the $26,764 of goodwill recognized in Canada is expected to be deductible for income tax purposes. None of the goodwill recognized in France is expected to be tax deductible. See Note 2-Summary of Significant Accounting Policies for more information.

Intangible Assets
Information regarding our intangible assets is as follows:

	As of December 31, 2010					As of December 31, 2011
	Net Carrying Amount	Capitalized Software	Fair Value Acquired	Amortization	Impairment	Net Carrying Amount
Customer relationships	$9,108	$—	$10,496	$(2,548)	$(14,969)	$2,087
Capitalized software	8,585	7,520	—	(1,772)	(14,333)	—
Technology	—	—	11,902	(731)	(3,014)	8,157
Trade name	—	—	124	(30)	—	94
Total	$17,693	$7,520	$22,522	$(5,081)	$(32,316)	10,338
Effect of foreign currency translation						(218)
Total intangible assets						10,120

Intangible assets include assets capitalized as a result of our acquisitions and certain software products to be sold, leased or otherwise marketed as a component of the solutions we provide to our customers. Intangible assets acquired in 2011 relates to our acquisition of Adenyo, see Note 4-Business Combination for more information.

The impairment analysis we conducted in the third quarter of 2011 resulted in the impairment of intangible assets. This evaluation resulted in impairment charges of $32,316. See Note 6-Impairment Charges for more information.

As of December 31, 2011, estimated annual amortization expenses for definite-lived intangible assets for each of the five succeeding years are as follows:

2012	$2,193
2013	1,876
2014	1,847
2015	1,561
2016	1,112

6. Impairment Charges
Based on a combination of factors and developments, we determined that our goodwill and certain finite lived tangible and intangible assets were likely impaired in early August 2011. Management concluded that these factors and developments, were deemed “triggering” events as defined in the guidance for goodwill:

•
After we had experience with the Adenyo acquisition and reported our quarterly results and outlook in early August, our stock price declined significantly. Our stock price declined from $18.57 at December 31, 2010 to $13.16 on April 14, 2011 (the date of the Adenyo acquisition) to under $6.00 in early August 2011;

•
We experienced significant changes in our management. In August 2011, our Chief Executive Officer, Chief Financial Officer, Chief Development Officer and our Senior Vice President and General Counsel, were terminated from their positions with us;

Motricity, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

•	Our business climate changed;

•
The results from testing for recoverability under the Impairment or Disposal of Long-Lived Assets Subsections of the property, plant and equipment guidance of a significant asset group within a reporting unit indicated there was impairment (details below); and

•
With respect to our acquisition of Adenyo, (i) the expected synergies between research and development, data center consolidation, product development, sales and marketing did not materialize to the extent we had expected (due in part to difficulties in integrating the operations, management information systems and internal controls, technologies, products, and personnel) and (ii) we lost several of the key employees of Adenyo following the acquisition.

Further, since the results of the recoverability test of goodwill was also a triggering event for long-lived assets, we considered the guidance for property, plant and equipment which states that, “A long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.” We experienced such events and changes in circumstances through, among others:

•	The significant decrease in our stock price (as discussed above);

•	A significant adverse change in the business climate (as discussed above); and

•
A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group).

Property, Plant and Equipment Impairment Test
We reviewed the guidance for property, plant and equipment which states that “[f]or purposes of recognition and measurement of an impairment loss, a long-lived asset or assets shall be grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of the assets and liabilities.” Based on this, we identified five asset groups for the purposes of our impairment loss measurement.

In performing the property, plant and equipment impairment test, we first determined the carrying value of the asset groups, reviewed the assets held in each of those five asset groups, excluding goodwill, and identified the primary asset of each asset group. Goodwill was not included because all of the asset groups were defined at a level below the goodwill reporting unit level. As of the July 31, 2011 impairment test date, none of the asset groups met all of the criteria necessary to be classified as held for sale. As a result, all asset groups subject to impairment testing were classified as held and used. Pursuant to the guidance, an impairment loss is recognized for a long-lived asset (group) that is held and used if the sum of its estimated future undiscounted cash flows used to test for recoverability is less than its carrying value.

Our analysis indicated that for three of the five asset groups, the results of the undiscounted cash flows were less than the carrying value of the asset group. This resulted in an impairment of the assets within each asset group recognized as the difference between the fair value and the carrying value of the asset group. Of the three asset groups for which the undiscounted cash flows were less than the carrying value, one specifically related to the French assets purchased in connection with our acquisition of Adenyo. Impairment of $10,973 of intangible assets was directly attributable to the French technology and customer relationships acquired from Adenyo, the majority of the balances of long-lived assets and intangibles was considered impaired. The remaining $21,343 of intangible asset impairment related to the other two impaired asset groups associated with the North American and International carrier businesses. These two asset groups did not include assets purchased from Adenyo.

Goodwill impairment test
With the completion of the property, plant and equipment impairment test, we completed our goodwill impairment analysis at the level of the reporting unit. As discussed above, it was determined that we have one reporting unit for purposes of evaluating goodwill for impairment and the impairment test was thus performed for the consolidated operations of the Company.

In performing the goodwill impairment test, we compared the implied fair value of goodwill to its carrying value by performing a business combination fair value analysis according to the guidance for business combinations, where the fair value of the reporting unit or company is the purchase price for the reporting unit or the company. In estimating the purchase price, we utilized the discounted cash flow method of the income. We also compared the results with our market capitalization based on our stock price as a reasonableness check on our conclusions. We then used a hypothetical purchase price allocation to allocate

Motricity, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

a portion of the estimated purchase price to goodwill.

As a result of the impairment test performed as of July 31, 2011, we recorded an estimated impairment charge in the third quarter of 2011. Additionally, in the fourth quarter of 2011, we performed our annual impairment test, which resulted in no additional impairment, and we finalized our estimated impairment charge from the third quarter.

In 2009, we determined the customer list and the capitalized software acquired during the acquisition of a messaging business was impaired. Our projected cash flow analysis did not support the carrying value of the intangible asset or the capitalized software. Therefore, we recorded a $1,902 charge to fully impair the customer list and a $3,268 charge to fully impair the capitalized software during 2009. In addition, we recorded an impairment charge of $319 related to capitalized software that was no longer in use.

The following table outlines our impairment charges:

	Year ended December 31,
	2011	2010	2009
Goodwill	$124,305	$—	$—
Intangible assets	32,316	—	1,902
Property and equipment	6,103	—	3,587
Assets held for sale	—	—	317
Total impairment charges	$162,724	$—	$5,806

Impairment charges are recognized in Impairment charge on the Consolidated Statements of Operations.

7. Restructuring
In 2007, we acquired InfoSpace Mobile. As a result of the subsequent integration activities, we elected to move our corporate headquarters from Durham, North Carolina to Bellevue, Washington and eliminate redundant functions and positions. We incurred expenses to relocate certain employees and the functions of headquarters to the Bellevue location. During 2009, we incurred restructuring charges of $2,058 related to the relocation of our corporate headquarters and the closure of our office in the United Kingdom. The year ended December 31, 2010 includes $407 of restructuring charges related to a loss on the sale of the Chief Executive Officer's home due to the relocation of our headquarters. See Note 15-Related Party Transactions for additional information regarding the purchase of the home in 2008.

During 2011, in anticipation of the synergies associated with our acquisition of Adenyo, completed on April 14, 2011, we initiated a restructuring plan in Europe in February 2011 which resulted in a reduction in workforce. Additionally, in the third quarter of 2011, we terminated employment of the chief executive officer, chief financial officer, chief development officer and general counsel. As a result of these restructuring plans, we incurred $5,348 of restructuring charges primarily related to voluntary and involuntary termination benefits and stock-based compensation charges related to the acceleration of equity awards given to employees that were terminated. These restructuring charges include $970 of involuntary termination benefits that have been committed to but not yet paid and are included in Accrued compensation on the Consolidated Balance Sheets. We expect to pay these benefits by September 30, 2012.

The following table summarizes the liabilities related to restructuring costs which are included in accrued expense on the consolidated balance sheets:

Motricity, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

	Involuntary Termination Benefits	Office Relocation Costs	Other Costs, Primary Lease Obligations	Total
Balance of of December 31, 2008	$230	$—	$—	230
Restructuring charges	744	43	1,271	2,058
Utilization	(805)	(43)	(871)	(1,719)
Balance of of December 31, 2009	169	—	400	569
Restructuring charges	—	407	—	407
Utilization	(113)	(407)	(174)	(694)
Balance of of December 31, 2010	56	—	226	282
Restructuring charges	5,544	—	(196)	5,348
Utilization	(4,630)	—	(30)	(4,660)
Balance of of December 31, 2011	$970	$—	$—	$970

8. Debt Facilities

Revolving Line of Credit
In 2007, we entered into a security agreement with a bank to obtain a $25,000 revolving line of credit (“2007 Revolving Line of Credit”), secured by our assets, excluding permitted liens. In 2009, we repaid the outstanding principal on the 2007 Revolving Line of Credit.

Additionally, in 2009, we amended and extended our 2007 Revolving Line of Credit through April 2011 (“Line of Credit”). The Line of Credit was primarily available to fund working capital requirements. The availability under the Line of Credit was subject to a borrowing base calculated based on qualifying accounts receivable. The interest rate on any borrowings was based on the lender’s prime rate plus a margin ranging between 50 to 150 basis points depending on our trailing EBITDA. The minimum interest rate was 5.50%. The Line of Credit restricted, among other things, our ability to incur indebtedness, create or permit liens on our assets, declare or pay dividends and certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, and enter into transactions with affiliates. The Line of Credit required us to maintain a “tangible net worth” of $14,000. In July 2011, we made withdrawals totaling $10,000 from the $25,000 Line of Credit in order to fund operations, including certain transaction expenses associated with the Adenyo acquisition. The Line of Credit was to expire on October 12, 2011.

A portion of the net proceeds from the Term Loan was used to repay in full the amounts outstanding under our Line of Credit. We terminated our Line of Credit on September 16, 2011.

Term Loan
We entered into a term loan with High River on September 16, 2011 and subsequently amended the terms of the term loan on November 14, 2011 and on February 28, 2012. The term loan accrues interest at 9% per year, which is paid-in-kind quarterly through capitalizing interest and adding it to the principal balance, is secured by a first lien on substantially all of our assets and is guaranteed by two of our subsidiaries, mCore International and Motricity Canada. The principal and interest are due and payable at maturity on August 28, 2013. We used the proceeds of the term loan to pay the amounts outstanding under our credit facility with Silicon Valley Bank and to provide additional working capital. The term loan provides High River with a right to accelerate the payment of the term loan if we experience an ownership change (within the meaning of Section 382 of the Internal Revenue Code of 1986 as amended) that results in a substantial limitation on our ability to use our net operating losses and related tax benefits or if the shares of any preferred stock we may issue become redeemable at the option of the holders or if we are required to pay the liquidation preference for such shares. Subject to certain limited exceptions, the Term Loan is subject to mandatory prepayment (without premium or penalty) from the net proceeds of corporate transactions, including dispositions of assets outside of the ordinary course of business or the issuance of additional debt or equity securities (other than the proposed rights offering). The Term Loan contains certain restrictive covenants, of which we are in full compliance

Motricity, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

with as of December 31, 2011. The principal and accrued interest balances as of December 31, 2011 were $20,000 and $530, respectively.

High River is beneficially owned by Mr. Carl C. Icahn, a beneficial holder, as of March 2, 2012, of approximately 16.7% of our outstanding shares. Mr. Brett C. Icahn, a director of the Company, is the son of Mr. Carl C. Icahn, and Mr. Hunter C. Gary, a director of the Company, is married to Mr. Carl C. Icahn's wife's daughter. The term loan as amended with High River was unanimously approved by the disinterested directors of the Company's Board of Directors.

9. Commitments and Contingencies
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

Significant terms of operating lease agreements are as follows:

•
In 2005, we entered into an operating lease for approximately 61,000 square feet of office space for our headquarters in Durham, North Carolina. In conjunction with the relocation of our headquarters to Bellevue, Washington, we entered into an agreement to assign this lease to a third party. As a result of this assignment, we were required to pay 23 months of rent on behalf of the assignee and make a $300 payment at the end of the 23-month period to subsidize future operating expenses. As of December 31, 2009, we had placed $1,375 in escrow (classified as restricted short term investments) to be used to make the last 10 payments to be made under the assignment of the lease. The final payments related to the lease assignment were made during the first quarter of 2011. As of December 31, 2011, we have no remaining obligation on this lease.

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

Estimated future minimum net rentals payable under these agreements at December 31, 2011 are as follows:

2012	$3,251
2013	3,193
2014	150
2015	—
2016	—
Total	$6,594
In the preceding table, future minimum annual net rentals payable under non-cancellable operating leases denominated in foreign currencies have been calculated based upon December 31, 2011 foreign currency exchange rates. The table was prepared assuming the maximum commitments currently outstanding, but such commitments could decrease based on termination negotiations. Minimum net rentals payable under non-cancellable operating lease agreements are presented net of tenant allowances, if any.

Rental expense under operating lease agreements during the years ended December 31, 2011, 2010 and 2009 was $4,424, $2,697 and $2,978, respectively.

Motricity, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Other Contractual Arrangements
We have entered into several agreements with third-party network service providers, who provide additional operational support to our various datacenters. Under these arrangements, we are obligated to make payments totaling $2,535 in 2012, $1,399 in 2013 and $748 in 2014.

Litigation
From time to time, we are subject to claims in legal proceedings arising in the normal course of business. We do not believe that we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows. See Note 17 - Legal Proceedings for details regarding outstanding litigation.

10. Redeemable Preferred Stock

Preferred Stock
In conjunction with the IPO, 7,338,769 Series D1 preferred stock were converted into 725,117 shares of common stock. The Series D1 preferred stock was not redeemable and, therefore, cumulative unpaid dividends in arrears were not recorded on our condensed consolidated balance sheets. However, while the preferred stock was outstanding, such cumulative unpaid dividends were included in net loss attributable to common stockholders for all periods that Series D1 preferred stock was outstanding.

Redeemable Preferred Stock
On June 23, 2010, in conjunction with the IPO, 303,875,267 shares of Series A, B, C, D, E F, G and I redeemable preferred stock converted to 25,322,309 shares of common stock.

On December 7, 2010, at the option of one of the stockholders, 1,041,006 shares of Series H redeemable preferred stock converted to 116,739 shares of common stock. As of December 31, 2010, 20,654,886 shares of Series H redeemable preferred stock were outstanding, the carrying value was $49,862 and the liquidation value was $52,116.

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

On January 3, 2011, the 20,654,886 outstanding and accrued shares of Series H redeemable preferred stock was converted into 2,348,181 shares of common stock.

11. Stock Options, Restricted Stock and Warrants

Overview
Our Board of Directors approved the 2010 Long-Term Incentive Plan (“2010 LTIP”) as Amended and Restated on October 28, 2011. We may grant equity awards up to 6,365,621 shares under the 2010 LTIP. Awards granted under the 2010 LTIP may include incentive stock options or nonqualified stock options, stock appreciation rights, restricted stock and other stock-based or cash-based awards. Option terms may not exceed 10 years and the exercise price cannot be less than 100% of the estimated fair market value per share of our common stock on the grant date. Any shares awarded or issued pursuant to the exercise of stock options or vesting of restricted stock units will be authorized and unissued shares of our common stock. The maximum number of shares subject to any performance award to any participant during any fiscal year shall be 266,666 shares. The maximum cash payment made under a performance award granted to any participant with respect to any fiscal year shall be $5,440.

Motricity, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Stock Options
The following table summarizes all stock option activity for the year ended December 31, 2011:

Stock Options	Shares	Weighted-Average Exercise Price Per Share	Remaining Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2010	1,531,577	$13.93	8.35	$8,133
Granted	1,556,480	12.00
Exercised	(16,304)	12.19
Forfeited	(775,605)	14.01
Expired	(586,353)	15.32
Outstanding, December 31, 2011	1,709,795	$11.67	6.08	$—

Exercisable at December 31, 2011	304,473	$12.85	4.88	$—
Vested and expected to vest at December 31, 2011	1,085,304	$12.00	5.99	$—

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $77, $3,566 and $663, respectively.

In determining the compensation cost of the stock options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized as follows:

	Year ended December 31,
	2011	2010	2009
Expected life of options granted	5 years	5 years	5 years
Expected volatility	50%	50%	50% - 58%
Range of risk-free interest rates	1.9% - 2.0%	2.0% - 2.3%	1.7% - 2.3%
Expected dividend yield	—%	—%	—%

We calculate expected volatility for stock options using historical volatility for a peer group of 10 companies, as we believe the expected volatility will approximate historical volatility of the peer group. The risk-free interest rate for the expected terms of the stock options is based on the U.S. Treasury constant maturities in effect at the time of grant.

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2011, 2010 and 2009 were $5.41, $6.25 and $7.05, respectively.

Stock-based compensation expense associated with stock options for the years ended December 31, 2011, 2010 and 2009 was $3,482, $2,252 and $2,344, respectively, and was included in datacenter and network operations, product development and sustainment, sales and marketing, general and administrative expenses and restructuring.

At December 31, 2011, there was $2,970 of total unrecognized compensation costs, net of estimated forfeitures, related to unvested options that are expected to be recognized over a weighted-average period of 3.12 years.

In 2011, we terminated the employment of the Chief Executive Officer and as a part of the termination agreement, we accelerated the vesting of all of his outstanding stock options so that they became fully vested on the termination date. These modified awards were revalued on the effective date of the modification and the entire stock-based compensation charge was recognized in full in the third quarter of 2011. Stock-based compensation recognized in 2011 related to these awards and the awards of other terminated executives was $1,163 and is reflected in Restructuring in the Consolidated Statement of Operations.

Restricted Stock Awards

Motricity, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Restricted stock awards have been granted to certain employees and non-employee directors. Vesting of all restricted shares granted between October 2006 and June 2010 were subject to a double trigger vesting requirement under the terms of the restricted stock agreement. The double trigger consisted of time-based vesting and occurrence of a liquidation event, defined as a qualified public offering or a qualified sale of the Company. Prior to the IPO, no compensation expense had been recognized related to the grant of these shares of restricted stock awards as a liquidation event was not considered probable. As a result of the IPO in June 2010, the trigger relating to the qualified public offering was fulfilled and the outstanding restricted stock awards are now subject solely to a time-base vesting restriction. The vesting of the shares is now considered probable; therefore, $17,474 relating to vested awards of stock-based compensation expense was recorded at the IPO date.

The following table summarizes all restricted stock award activity for the year ended December 31, 2011:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2010	744,898	$12.80
Granted	128,929	8.86
Lapse of Restriction	(460,896)	12.28
Forfeited	(165,173)	12.72
Outstanding, December 31, 2011	247,758	$11.76

Vested and expected to vest at December 31, 2011	159,421	$11.02

Restricted stock awards have voting and dividend rights upon grant and are then considered outstanding. When the restricted stock award is vested, it is then included in weighted-average common shares outstanding. These rights are forfeited should the stock not vest, although some employees were not required to be employed by the Company at the date of the liquidation event or the following lock-up period to receive the shares that vested based on the service period. Restricted stock awards generally vest on a quarterly basis over a four year service period for employees and a one year service period for non-employee directors.

Restricted Stock Units
The following table summarizes all restricted stock unit activity for the year ended December 31, 2011:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2010	203,415	$24.80
Granted	17,435	15.89
Released	—	—
Forfeited	(54,141)	22.94
Outstanding, December 31, 2011	166,709	$24.47

Vested and expected to vest at December 31, 2011	127,818	$24.45

Restricted stock units are not considered outstanding or included in weighted-average common shares outstanding until they are vested. Restricted stock units generally vest every other year over a four year service period.

Stock-based compensation expense associated with restricted stock and restricted stock units for the year ended December 31, 2011 and 2010 was $6,548 and $20,724, respectively. Stock-based compensation expense is included in datacenter and network operations, product development and sustainment, sales and marketing and general and administrative expenses. Additional stock-based compensation expense related to restricted stock awards and units of approximately $3,487 will be recognized over a weighted-average period of 2.92 years.

In 2011, we terminated the employment of the Chief Executive Officer and as a part of the termination agreement, we

Motricity, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

accelerated the vesting of all of his outstanding restricted stock so that they became fully vested on the termination date. These modified awards were revalued on the effective date of the modification and the entire stock-based compensation charge was recognized in full in the third quarter of 2011. Stock-based compensation recognized in 2011 related to these awards and the awards of other terminated executives was $1,612 and is reflected in Restructuring in the Consolidated Statement of Operations.

Warrants
Warrants were primarily issued in conjunction with financing rounds to investors or other parties and none are held by employees. During 2010, 292,198 redeemable preferred stock warrants were exercised, resulting in the net issuance of 29,316 shares of common stock. In conjunction with the IPO, the outstanding redeemable preferred stock warrants were automatically converted into common stock warrants when the underlying series of preferred stock were converted into shares of common stock. All outstanding warrants are exercisable and during 2011 11,388 common stock warrants were exercised, resulting in the issuance of 3,004 shares of common stock. In 2010, 1,412,842 common stock warrants were exercised, resulting in the issuance of 522,860 shares of common stock. The following table summarizes the outstanding warrants to purchase common stock as of December 31, 2011:

Number of Warrants	Exercise Price Per Share	Expiration Date
108,498	$35.55	February 23, 2012
19,583	30.75	December 30, 2012
1,029	30.75	February 22, 2013
128,571	32.25	May 16, 2014
107,267	14.54	September 30, 2014
1,770,953	14.54	December 28, 2014
2,135,901

12. Income Taxes
The following table presents the domestic and foreign components of the pre-tax loss and the income tax provision:

	Year Ended December 31,
	2011	2010	2009
Loss before tax:
U.S.	$(139,676)	$(2,030)	$(13,087)
Foreign	(61,709)	(2,895)	(1,318)
Total	$(201,385)	$(4,925)	$(14,405)

The income tax provision consisted of the following amounts:
Current:
Federal	$—	$—	$(88)
Foreign	1,327	523	—
	1,327	523	(88)
Deferred:
Federal	(4,826)	1,567	1,984
State	(223)	—	—
Foreign	(2,271)	—	—
	(7,320)	1,567	1,984
Total	$(5,993)	$2,090	$1,896

Motricity, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Income tax benefit for the year ended December 31, 2011 primarily consists of a deferred U.S. tax provision for the difference between book and tax treatment of goodwill associated with the acquisitions of Adenyo and InfoSpace Mobile as well as foreign income taxes. We maintain a full valuation allowance against our net deferred tax assets which precludes us from recognizing a tax benefit for our current operating losses. Our historical lack of profitability is a key factor in concluding there is insufficient evidence of our ability to realize any future benefits from our deferred tax assets.

Significant components of our deferred tax assets and liabilities consist of the following as of December 31:

	Year Ended December 31,
	2011	2010	2009
Domestic net operating loss carry forwards	$82,896	$81,218	$80,251
Fixed assets	1,868	(1,404)	3,132
Research and development credits	5,323	5,286	5,037
Foreign net operating loss carry forwards	9,333	1,721	399
Domestic capital loss carry forward	255	246	108
Compensation accruals	4,135	5,548	3,568
Deferred revenue	(612)	(1,209)	1,988
Amortization of intangible assets	28,617	(351)	(1,458)
Allowance for bad debts	243	155	94
Severance and restructuring	120	32	63
Foreign tax credits	1,469	—	—
Transaction costs	581	—	—
Other accruals	(133)	(444)	(570)
Deferred tax assets	134,095	90,798	92,612
Valuation allowance	(134,095)	(90,798)	(92,612)
Net deferred tax assets	$—	$—	$—
Amortization of goodwill	(277)	(5,328)	(3,760)
Net deferred tax liability	$(277)	$(5,328)	$(3,760)

As of December 31, 2011, the Company provided a full valuation allowance against its gross deferred tax assets because realization of these benefits could not be reasonably assured. The $43,297 increase in the valuation allowance for the period December 31, 2010 to December 31, 2011 was related to the impact of significant book impairment charges incurred during the current year, resulting in large basis differences between book and tax related to intangible assets and goodwill. The deferred tax asset includes net assets acquired in business combinations. Due to recent accounting rule changes, the realization of these assets cannot be recognized as an adjustment to goodwill or an intangible asset.

We had research and development tax credit carryforwards of $5,323 at December 31, 2011 that will begin to expire in 2014.

As of December 31, 2011, the Company had federal, and state net operating loss carryforwards of $237,481 and $22,268, respectively. These net operating loss carryforwards begin to expire in varying amounts starting in 2019 and 2014 for federal and state income tax purposes, respectively. The ultimate availability of the federal, and state net operating loss carryforwards to offset future income may be subject to limitation under the rules regarding changes in stock ownership as determined by the Internal Revenue Code.

No provision for deferred U.S. income taxes has been made for consolidated foreign subsidiaries, because to the extent there are future earnings, we intend to permanently reinvest them in those foreign operations. If such earnings were not permanently reinvested, a deferred tax liability may be required.

The Company has determined that there are no unrecognized tax benefits as of December 31, 2010 and December 31, 2011.

Motricity, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Taxes computed at the statutory federal income tax rate of 34% are reconciled to the income tax provision as follows:

	Year Ended December 31,
	2011	2010	2009
United States federal tax at statutory rate	34.0%	34.0%	34.0%
Change in valuation allowance	(21.2)	36.8	(46.5)
State taxes (net of federal benefit)	0.7	0.3	2.5
Tax credit earned	0.9	11.4	6.9
Foreign rate differential	—	(11.3)	(0.9)
Effect of rate change	(0.6)	(69.3)	(1.0)
Provision to return	0.9	(25.2)	(2.4)
Tax attribute limitations	(4.0)	—	—
Non-deductible expenses and other	(7.8)	(19.1)	(5.8)
Effective rate	2.9%	(42.4)%	(13.2)%

We made income tax payments of $489 in 2011, $239 in 2010 and $0 in 2009. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, due to either the generation of net operating losses or because our subsidiaries have a relatively short corporate life, all tax years for which the Company or one of its subsidiaries filed a tax return remain open.

13.     Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stock holders for the period indicated:

	Year Ended December 31,
	2011	2010	2009
Net loss attributable to common stockholders	$(195,392)	$(20,308)	$(40,257)
Weighted-average common shares outstanding - basic and diluted	44,859,734	22,962,555	5,878,368
Net loss per share attributable to common stockholders – basic and diluted	$(4.36)	$(0.88)	$(6.85)
Basic and diluted net loss per share attributable to common stockholders has been computed based on net loss and the weighted-average number of common shares outstanding during the applicable period. We calculate potentially dilutive incremental shares issuable using the treasury stock method and the if-converted method, as applicable. The treasury stock method assumes that the proceeds received from the exercise of stock options and warrants, as well as stock option and restricted stock expense yet to be recorded for unvested shares would be used to repurchase common shares in the market at the average stock price during the period. We have excluded options to purchase common stock, restricted stock and warrants to purchase common stock, when the potentially issuable shares covered by these securities are antidilutive. The following table presents the outstanding potentially antidilutive securities at each period end not included in net loss attributable to common stockholders:

Motricity, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

	Year Ended December 31,
	2011	2010	2009
Options to purchase common stock	1,709,795	1,531,577	1,225,460
Restricted stock	414,467	948,313	1,884,539
Warrants to purchase common stock	2,135,901	2,155,234	2,973,911
Series H redeemable preferred stock	—	2,347,152	—
Preferred stock	—	—	10,876,759
Warrants to purchase redeemable preferred stock and common stock	—	—	292,198
Warrants to purchase redeemable preferred stock	—	—	8,919,591
Total securities excluded from net loss per share attributable to common stockholders	4,260,163	6,982,276	26,172,458

14. Defined Contribution Plan
We maintain a defined contribution plan (“401(k) Savings Plan”) for eligible employees. The 401(k) Savings Plan assets are held in trust and invested as directed by the plan participants, and shares of our common stock are not an eligible investment election. We provide a match on a specified portion of eligible employees’ contributions as approved by our board of directors. Historically, we have made matching contributions equal to 50% of the portion of contributions that do not exceed 6% of eligible pay. Our matching contributions, included in General and administrative expenses, totaled $641, $706 and $630 in 2011, 2010 and 2009, respectively.

15.     Related Party Transactions
During 2008, in connection with the relocation of our headquarters to Bellevue, Washington, we paid a relocation services company to purchase, on our behalf, the Chief Executive Officer's home in North Carolina for $1,983, plus administrative fees. As a result of market conditions, we recorded restructuring charges of $203 in 2009 related to the home. In March 2010, the home was sold for net proceeds of $1,199, and a loss on the sale of $407 was recorded as restructuring expense.

On September 16, 2011, we borrowed $20,000 from High River pursuant to a secured term loan, which was amended on November 14, 2011 and February 28, 2012. High River is beneficially owned by Carl C. Icahn, a beneficial holder of approximately 16.7% of the Company's outstanding shares. Brett C. Icahn, a director of the Company, is the son of Carl C. Icahn, and Hunter C. Gary, a director of the Company, is married to Carl C. Icahn's wife's daughter. See Note 8-Debt Facilities for more information.

16. Condensed Quarterly Financial Information (unaudited)

	For the three months ended,
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
Revenues	$32,214	$34,626	$30,329	$24,481
Operating expenses (1)	37,804	38,734	212,765	33,209
Operating loss	(5,590)	(4,108)	(182,436)	(8,728)
Net loss	(6,141)	(4,269)	(174,538)	(10,444)
Net loss attributable to common stock holders	(6,141)	(4,269)	(174,538)	(10,444)
Net loss per share attributable to common stockholders – basic and diluted	$(0.15)	$(0.09)	$(3.80)	$(0.23)

Motricity, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

	For the three months ended,
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
Revenues	$29,080	$30,408	$37,886	$36,005
Operating expenses (2)	29,888	45,325	33,976	32,364
Operating income (loss)	(808)	(14,917)	3,910	3,641
Net income (loss)	(1,533)	(11,590)	3,256	2,852
Net income (loss) attributable to common stock holders	(7,933)	(17,433)	2,709	2,349
Net loss per share attributable to common stockholders – basic and diluted	$(1.38)	$(1.95)	$0.07	$0.06

(1) Operating expenses for the quarter ended September 30, 2011 includes $162,305 of impairment charges related to goodwill and certain tangible and intangible assets.

(2) Operating expenses for the quarter ended June 30, 2010 includes $17,474 of stock-based compensation expense related to the vesting of restricted stock units as a result of the IPO.

17.     Legal Proceedings
Putative Securities Class Action. We previously announced that Joe Callan filed a putative securities class action complaint in the U.S. District Court, Western District of Washington at Seattle on behalf of all persons who purchased or otherwise acquired common stock of Motricity between June 18, 2010 and August 9, 2011 or in our IPO. The defendants in the case are Motricity, certain of our current and former directors and officers, including Ryan K. Wuerch, James R. Smith, Jr., Allyn P. Hebner, James N. Ryan, Jeffrey A. Bowden, Hunter C. Gary, Brett Icahn, Lady Barbara Judge CBE, Suzanne H. King, Brian V. Turner; and the underwriters in our IPO, including J.P. Morgan Securities, Inc., Goldman, Sachs & Co., Deutsche Bank Securities Inc., RBC Capital Markets Corporation, Robert W. Baird & Co Incorporated, Needham & Company, LLC and Pacific Crest Securities LLC. The complaint alleges violations under Sections 11 and 15 of the Securities Act of 1933, as amended, and Section 20(a) of the Exchange Act by all defendants and under Sections 10(b) of the Exchange Act by Motricity and those of our former and current officers who are named as defendants. The complaint seeks, inter alia, damages, including interest and plaintiff's costs and rescission. A second putative securities class action complaint was filed by Mark Couch in October 2011 in the same court, also related to alleged violations under Sections 11 and 15 of the Securities Act, and Sections 10(b) and 20(a) of the Securities Exchange Act. On November 7, 2011, the class actions were consolidated, and lead plaintiffs were appointed pursuant to the Private Securities Litigation Reform Act. On December 16, 2011, plaintiffs filed a consolidated complaint which added a claim under Section 12 of the Securities Act to its allegations of violations of the securities laws and extended the putative class period from August 9, 2011 to November 14, 2011. On February 14, 2012, we filed a motion to dismiss the consolidated class actions.

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

Motricity, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

18.     Subsequent Events

On December 31, 2011, we agreed to terminate our relationship with PT XL Axiata Tbk (“XL”), at XL's request. The termination followed negotiations relating to the continued business relationship among us and XL and XL's indication that it wished to exit its relationship with us. Several agreements pursuant to which we provided XL with mobile data and related services in Indonesia were terminated. In connection with this termination and as a result of the review of our strategic path, we also decided to increase our focus on our mobile advertising and enterprise business and re-evaluate our international carrier business. As part of this process, we decided to exit our business in India and the Asia Pacific region. The decision to exit the business in India and the Asia Pacific region was based on the resources and costs associated with these operations, the intensified competition in the region and our decision to streamline our operations and focus on our mobile advertising and enterprise business, while at the same time recommitting some of our resources to our North American carrier operations. In connection with this exit, we expect to reduce the number of employees by 130 and to close down our offices in Singapore, Malaysia, Indonesia and India and our data center in India. We estimate that the costs associated with the exit will amount to approximately $2,500 on a pre-tax basis. Included in these costs are severance costs of approximately $1,500 and contract termination costs of approximately $500 partially offset by termination fees from XL. Other costs include associated legal, accounting and tax costs. Substantially all exit costs are expected to be incurred as cash expenditures. We expect to complete the exit from these operations by April 2012.

Additionally, as a part of our new strategic path and a reduction in the actual and anticipated performance of the subsidiary, we have decided to dispose of our subsidiary located in France. This subsidiary was acquired in 2011 as a part of our business combination with Adenyo. The costs associated with the disposal are expected to be minimal and the disposal was completed in February 2012.

Beginning the first quarter of 2012, all of the operations related to the Asia Pacific region and to our French subsidiary, as well as any resulting gain or loss recognized from the exit activity will be reported as discontinued operations in the Consolidated Financial Statements. We will also report the prior period operations related to these entities as discontinued operations retrospectively for all periods presented.

On February 28, 2012, we amended our Term Loan from High River to, among other things, extend its maturity date to August 28, 2013. The principal amount for the Term Loan was increased to $20,827, which reflects the original principal amount of $20,000 and $827 of interest earned through February 28, 2012. As a result of the amendment, we have classified the principal and accrued interest as Debt facilities, net of current portion in the December 31, 2011 Consolidated Balance Sheets. See Note 8 - Debt Facilities for further information regarding the Term Loan.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Year Ended December 31,
(in thousands)	2011	2010	2009
Tax Valuation Analysis:
Beginning balance	$90,799	$92,612	$85,914
Charged to net loss	43,296	(1,813)	6,698
Charges utilized/write-offs	—	—	—
Ending balance	134,095	90,799	92,612

Allowance for Doubtful Accounts:
Beginning balance	$446	$272	$997
Charged to costs and expenses	1,274	327	—
Charges utilized/write-offs	(426)	(153)	(725)
Effect of foreign currency translation	6	—	—
Ending balance	$1,300	$446	$272

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

PricewaterhouseCoopers ("PWC") served as our independent registered public accounting firm for the year ended December 31, 2010. PWC resigned on September 20, 2011. During the fiscal years ended December 31, 2009 and December 31, 2010 and through September 20, 2011, there were no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PWC, would have caused PWC to make reference to the subject matter of such disagreements in connection with its reports on the financial statements for such years or subsequently. On September 21, 2011, the Audit Committee approved the appointment of Grant Thornton LLP (“Grant Thornton”) as the Company’s independent registered public accounting firm. Grant Thornton served as our independent registered public accountant for the year ended December 31, 2011.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our interim Chief Executive Officer and our interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our interim Chief Executive Officer and our interim Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company's management, including its interim Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls
Other than the changes discussed in Remediation of Prior Material Weaknesses below there was no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (or the COSO criteria).

Based on our assessment, management believes that, as of December 31, 2011 the Company's internal controls over financial reporting were effective.

Remediation of Prior Material Weaknesses
As of December 31, 2011, management believes that the material weaknesses in our internal control over financial reporting that was included in Item 4 of our Form 10-Q for the quarter ended September 30, 2011 have been effectively remediated. During the quarter ended December 31, 2011, the remediation measures as described below were implemented.

We have taken appropriate actions to remediate the material weaknesses related to our internal controls over the completeness and accuracy of our stock based compensation expense and revenue. We addressed these material weaknesses by implementing measures to ensure the timeliness and completeness of all documentation impacting revenue recognition and expense reporting including sales order agreements, other agreements, final acceptances and other supporting documentation prepared and/or received by our business units. We also conducted revenue recognition training of personnel responsible for authorizing and documenting revenue transactions at the business units and strengthen expertise in contract administration within the Company.

Grant Thornton, an independent registered public accounting firm, has audited our financial statements included herein and has issued an audit report on the effectiveness of our internal control over financial reporting, which report is included in Item 8. Consolidated Financial Statements and Supplementary Information.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The Board of Directors of the Company is currently composed of five members. There is no limit to the number of terms a director may serve and the term of office of each person elected as a director will continue until the next annual meeting of stockholders or until a successor has been elected and qualified.

The following table sets forth the name, age and position of each director currently serving on our Board of Directors:

Name	Age	Position	Director Since
James L. Nelson(2)(4)	62	Chairman of the Board	2011
Lady Babara Judge CBE (1)(2)	64	Director	2010
Jay A. Firestone(3)(4)	55	Director	2011
Hunter C. Gary(1)(2)(3)	37	Director	2007
Brett C. Icahn (1)(3)(4)	32	Director	2010

(1) Member of our Nominating and Corporate Governance Committee
(2) Member of our Compensation Committee
(3) Member of our Audit Committee
(4) Member of the Strategic Alternatives Committee

The biographies of our directors are as follows:

Jay A. Firestone has served as one of our directors since July 2011. Since 2006, Mr. Firestone has served as Chairman and Chief Executive Officer at Prodigy Pictures Inc., a leader in the production of quality film, television and cross-platform media. Previously, Mr. Firestone established Fireworks Entertainment in 1996 to produce, distribute and finance television programs and feature films. In 1998, Fireworks Entertainment was acquired by CanWest Global Communications Corporation and Mr. Firestone was named Chairman and Chief Executive Officer and oversaw the company's Los Angeles and London based television operations as well as its Los Angeles feature film division, Fireworks Pictures. In addition, Mr. Firestone oversaw the company's interest in New York based IDP Distribution, an independent distribution and marketing company formed by Fireworks in 2000 as a joint venture with Samuel Goldwyn Films and Stratosphere Entertainment. Mr. Firestone has served on the board of directors for the Academy of Canadian Cinema and Television and the Academy of Television Arts and Sciences International Council in Los Angeles. Mr. Firestone has led two successful initial public offerings and in 1998, was nominated for entrepreneur of the year. Mr. Firestone has extensive experience in dealing with financial reporting, which, in addition to his service on another board, enables him to advise our board on a range of matters including financial matters.

Hunter C. Gary has served as one of our directors since 2007. Since November 2010, Mr. Gary has served as the Senior Vice President of Icahn Enterprises, L.P., a diversified holding company engaged in the following continuing operating businesses: investment management, automotive, gaming, railcar, food packaging, metals, real estate and home fashion. Since June 2003, Mr. Gary has been employed by Icahn Associates Corp. in various roles, most recently as the Chief Operating Officer of Icahn Sourcing LLC. His specialty focuses on post-acquisition management of companies and hands-on involvement with, and support of, portfolio company management to reduce costs and enhance performance. From 1997 to 2002, Mr. Gary worked at Kaufhof Warenhaus AG, a subsidiary of the Metro Group, most recently as a Managing Director. Since September 2011, Mr. Gary has served as a director of XO Holdings, Inc., a telecommunications service provider. Since March 2010, Mr. Gary has served as a director of Tropicana Entertainment Inc., which owns and operates a diversified, multi-jurisdictional collection of casino gaming properties. Since January 2008, Mr. Gary has served as a director of American Railcar Industries, Inc., a company that is primarily engaged in the business of manufacturing covered hopper and tank railcars. Since June 2007, Mr. Gary has served as a director of WestPoint International, Inc., a manufacturer of bed and bath home fashion products. With respect to each company mentioned above, Mr. Carl C. Icahn, directly or indirectly, either (i) controls such company or (ii) has an interest in such company through the ownership of securities. Mr. Gary has extensive experience in dealing with operations matters for a variety of companies which, in addition to his service on other boards, enables him to advise our board on a range of matters including operations and oversight.

Brett C. Icahn has served as one of our directors since January 2010. Mr. Brett C. Icahn currently is responsible for co-executing a small/mid cap investment strategy across all industries as a Portfolio Manager of the Sargon Portfolio for Icahn

Capital LP, an entity through which Mr. Carl C. Icahn manages investment funds, where Mr. Brett C. Icahn was an investment analyst from 2002 until April 2010. Since July 2010, Mr. Brett C. Icahn has served as a director of The Hain Celestial Group, Inc., a natural and organic food and personal care products company, and as a director of Cadus Corporation, a company engaged in the ownership and licensing of yeast-based drug discovery technologies. Since April 2010, Mr. Brett C. Icahn has served as a director of Take-Two Interactive Software, Inc., a developer, marketer, distributor and publisher of interactive entertainment software games. Since January 2007, Mr. Brett C. Icahn has served as a director of American Railcar Industries, Inc., a company that is primarily engaged in the business of manufacturing covered hopper and tank railcars. Prior to that Mr. Brett C. Icahn served on the board of directors of HowStuffWorks.com, an internet website acquired by Discovery Communication in 2007. With respect to each company mentioned above, Mr. Carl C. Icahn, directly or indirectly, either (i) controls such company or (ii) has an interest in such company through the ownership of securities. Mr. Brett C. Icahn has experience with technology companies, both as a board member and as a founder. In addition, his experience as a portfolio manager and an investment analyst provides him with strong skills in dealing with financial matters.

James L. Nelson has served as one of our directors since June 2011 and as chairman of the board since January 2012. Since April 2010, Mr. Nelson has served as a director of Take-Two Interactive Software, Inc., a publisher, developer, and distributor of video games and video game peripherals. Since March 2010, Mr. Nelson has served as a director of Tropicana Entertainment Inc. From May 2005 until November 2007, Mr. Nelson served as a director of Atlantic Coast Entertainment Holdings, Inc. Since December 2003, Mr. Nelson has served as a director of American Entertainment Properties Corp. From April 2003 through April 2010, Mr. Nelson served as a director of Viskase Companies, Inc., a producer of nonedible cellulose casings and nettings. Since June 2001, Mr. Nelson has also served as a director of Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises L.P. With respect to each company mentioned above, Mr. Carl C. Icahn, directly or indirectly, either (i) controls such company or (ii) has an interest in such company through the ownership of securities. From 1986 until 2009, Mr. Nelson was Chairman and Chief Executive Officer of Eaglescliff Corporation, a specialty investment banking, consulting and wealth management company. From March 1998 through 2003, Mr. Nelson was Chairman and Chief Executive Officer of Orbit Aviation, Inc., a company engaged in the acquisition and completion of Boeing Business Jets for private and corporate clients. From August 1995 until July 1999, Mr. Nelson was Chief Executive Officer and Co-Chairman of Orbitex Management, Inc., a financial services company in the mutual fund sector. From August 1995 until March 2001, he was on the board of Orbitex Financial Services Group, a provider of financial services. From January 2008 through June 2008, Mr. Nelson served as a director of Shuffle Master, Inc., a gaming manufacturing company. From March 2008 until March 2010, Mr. Nelson was a director of Pacific Energy Resources Ltd., an energy producer. Since April 2008, Mr. Nelson has served as a director of the board of directors of Cequel Communications, an owner and operator of a large cable television system. Because of Mr. Nelson's experience as the chief executive officer of multiple companies, as well as his previous service as director of several other publicly reporting companies, he is able to provide the Board of Directors with the perspective of an experienced executive officer and is able to give insight related to the management and operations of a publicly traded company.

Lady Barbara Judge CBE has served as one of our directors since January 2010 and as chairman of the board from June 2010 to January 2012. Since 2011, Lady Judge has been chairman of the United Kingdom Pension Protection Fund and from 2004 to 2010 she was chairman of the United Kingdom Atomic Energy Authority. From 2004 to 2007, Lady Judge was the deputy chairman of the United Kingdom Financial Reporting Council in London. From 2002 through 2004, she was a director of the Energy Group of the United Kingdom's Department of Trade and Industry. Earlier in her career, Lady Judge served as a commissioner of the U.S. Securities and Exchange Commission, was a partner at the law firm Kaye, Scholer, Fierman, Hays & Handler and was an executive director at Samuel Montagu & Co. Ltd, a British merchant bank. Lady Judge serves as a director of Magna International Inc. and Statoil ASA. Lady Judge has 25 years of experience counseling boards and senior management regarding corporate governance, compliance, disclosure, international business conduct and other relevant issues. Lady Judge's experience as a former commissioner of the U.S. Securities and Exchange Commission and broad legal and cross-border regulatory experience enables her to provide valuable insights and perspectives to our board.

Set forth below are the name, age, positions and a description of the business experience of each of the Company's current executive officers:

Name	Age	Position
James R. Smith, Jr.	45	President and Interim Chief Executive Officer
C. Stephen Cordial	60	Interim Chief Financial Officer and Treasurer
Richard Stalzer	48	President of the Company's mobile marketing and advertising ("MMA") business

James R. Smith, Jr. has served as our Interim Chief Executive Officer since August 20, 2011. Prior to being appointed to this position, Mr. Smith served as our President and Chief Operating Officer since January 2009. Previously, from 2001 to 2008, Mr. Smith served as vice president and business unit general manager at Avaya, Inc. a communications systems company. Before Avaya, from 1999 to 2001, Mr. Smith was chief operating officer and co-founder of Vector Development, an e-commerce operating company. Earlier in his career, from 1989 to 1999, Mr. Smith held multiple positions with Accenture, most recently as an associate partner.

C. Stephen Cordial has served as our Interim Chief Financial Officer since August 24, 2011 based on an agreement with Tatum. Mr. Cordial is not an employee of the Company and therefore receives a base salary but does not otherwise participate in the Company's compensation structure. Mr. Cordial has been a partner in the Seattle practice of Tatum since June 2011. Prior to joining Tatum, Mr. Cordial founded Cordial Consulting and provided consulting services to private and public companies from early 2005 to May 2011. During this time, Mr. Cordial held several officer positions, including serving as interim chief financial officer for Natural Products Group, a consumer product company during 2010 and 2011 and Actelis Networks, Inc., a telecommunications equipment manufacturing company during 2008 and 2009. Through Cordial Consulting, Mr. Cordial also served in various positions for Callwave Inc., a provider of telecommunications software, including as chief financial officer, principal accounting officer and senior vice president of business strategy from May 2005 to December 2006. Before founding Cordial Consulting, Mr. Cordial served as the chief executive officer and chief financial officer of Somera Communications, Inc., a telecommunications equipment company, as chief financial officer of Xylan Corporation, a data switching solutions company later acquired by Alcatel, and as chief financial officer of PMC-Sierra, Inc. Mr. Cordial also served as the chief financial officer of Nexsi Systems Corporation, a developer of high- end network infrastructure and bandwidth management services from 2001 to 2002. (Nexsi Systems, a private corporation, filed for protection under Chapter 7 of the U.S. Bankruptcy Laws on May 17, 2002.) Mr. Cordial's career includes more than 25 years of operating and financial management experience in the telecommunications and semiconductor industries. Mr. Cordial earned his Master's Degree in Business Administration from Santa Clara University and his Bachelor's Degree in Economics from Stanford University.

Richard Stalzer has served as our President of MMA since January 23, 2012. Mr. Stalzer comes to Motricity from Education Dynamics, a leader in helping higher education institutions find, enroll and retain students. In his role as Chief Operating Officer, he was responsible for sales, marketing, product management, operations and business intelligence. Prior to Education Dynamics, Stalzer was at InterActive Corporation where he served as the President of Advertising Solutions. While there, he was responsible for all media sales operations, marketing and sales development as well as sales for InterActive Corporation owned web properties. Mr. Stalzer has held a number of strategic leadership positions including Senior Vice President of Sales at Bankrate (2004-2006), East Coast Financial Services Director at Microsoft (2002-2004), Vice President of Sales and Business Development at E*TRADE Financial (1999-2002) and Western Regional Sales Director at Time Warner (1995-1999). Mr. Stalzer holds a Bachelor of Science in Business Administration from the University of Denver, with a concentration in marketing.

Composition of Our Board
Pursuant to our restated certificate of incorporation, the office of President and/or Chief Executive Officer, on the one hand, and the position of the chairperson of the Board of Directors, on the other hand, generally cannot be held by the same person. However, upon the death, resignation or termination of the chairperson, President and/or Chief Executive Officer, our Board of Directors has the ability to combine these positions for a limited period of time in order to allow our Board of Directors time to select a successor.
Certain persons currently serving on our Board of Directors were designated pursuant to the terms of the amended and restated stockholders' agreement entered into in October 2007 with several of our significant stockholders, including funds affiliated with Advanced Equities, Inc., New Enterprise Associates, Inc., Technology Crossover Ventures and Koala Holding LP, an entity beneficially owned by Carl C. Icahn. Pursuant to the amended and restated stockholders' agreement, Mr. Hunter C. Gary and Mr. Brett C. Icahn were designees of investment funds affiliated with Technology Crossover Ventures and Koala Holding LP.

Audit Committee
Our Board of Directors has established a standing Audit Committee. The Audit Committee consists of three members: Jay A. Firestone, Hunter C. Gary and Brett C. Icahn, each of whom is a non-employee member of our Board of Directors. Mr. Firestone is the chairperson of our Audit Committee. Our Board of Directors has affirmatively determined that Mr. Firestone, Mr. Gary and Mr. Icahn meet the definition of “independent directors” for purposes of serving on an audit committee under applicable SEC and the NASDAQ Stock Market rules. In addition, Mr. Firestone qualifies as our “audit committee financial expert.” A copy of our Audit Committee Charter can be found on our corporate website at www.motricity.com.

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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other of our equity securities. Specific due dates for these reports have been established, and we are required to disclose any failure to file by these dates during fiscal year 2011. Our officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and representations that no other reports were required, during the fiscal year ended December 31, 2011, other than one filing by Mr. Smith, our interim Chief Executive Officer, in connection with the vesting of some of his restricted stock, we complied with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

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

Compensation Discussion and Analysis
The purpose of this compensation discussion and analysis section is to provide information about the material elements of principal financial officer, and the three other most highly compensated executive officers. At the end of fiscal year 2011, our named executive officers were:

•	James R. Smith, Jr., President and Interim Chief Executive Officer;

•	C. Stephen Cordial, Interim Chief Financial Officer and Treasurer; and

•	Charles P. Scullion, our former Chief Strategy Officer and Interim President of Mobile Marketing & Advertising ("MMA").
Information about the material elements of compensation is also included for the following individuals who served as named executive officers earlier in fiscal year 2011, as described below:

•	Ryan K. Wuerch, Chief Executive Officer;

•	Allyn P. Hebner, Chief Financial Officer

•	Richard E. Leigh, Jr., Senior Vice President, General Counsel and Corporate Secretary; and

•	James Ryan, Chief Development Officer.
On August 5, 2011, the employment of each of Messrs. Hebner and Ryan was terminated effective as of August 31, 2011 and August 15, 2011, respectively. On August 15, 2011, the employment of Mr. Leigh was terminated effective as of August 31, 2011. On August 21, 2011, we and Mr. Wuerch mutually agreed to terminate Mr. Wuerch's employment with the Company effective as of August 20, 2011.

On August 20, 2011, we appointed Mr. Smith, its President and Chief Operating Officer, to the position of Interim Chief Executive Officer. We appointed C. Stephen Cordial, a partner at Tatum, a division of SFN Professional Services LLC, a consulting and executive services firm, to the position of Interim Chief Financial Officer effective August 24, 2011. We are conducting a search for a permanent Chief Executive Officer and a permanent Chief Financial Officer and has engaged Korn/Ferry International to assist us with these searches.

In January 2012, we hired Richard Stalzer as President of our mobile marketing and advertising business and Mr. Charles Scullion, who was appointed our Chief Strategy and Administrative Officer in May 2011 resigned from his position for good reason.

Compensation Philosophy and Objectives
In accordance with past practice, our Compensation Committee continues to review and approve the compensation of our named executive officers and oversee and administer our executive compensation programs and initiatives. As we gain experience as a public company, we expect that the direction, emphasis and components of our executive compensation program will continue to evolve. We favor an empirical-based approach that involves benchmarking as well as consideration of best practices with respect to compensation and benefits.

Our executive compensation program is intended to balance short-term and long-term goals with a combination of cash payments and equity awards that we believe to be appropriate for motivating our executive officers. Our executive compensation program is designed to:

•	align the interests of our executive officers with stockholders by motivating executive officers to increase stockholder value and reward executive officers when stockholder value increases;

•	attract and retain talented and experienced executives that strategically address our short-term and long-term needs;

•	reward executives whose knowledge, skill and performance are critical to our success;

•	ensure fairness among the executive management team by recognizing the contributions each executive makes to our success;

•	foster a shared commitment among executives by aligning their individual goals with the goals of the executive management team and our stockholders; and

•	compensate our executives in a manner that motivates them to manage our business to meet our long-term objectives and create stockholder value.
Our executive compensation program rewards both team and individual accomplishments by emphasizing a combination of corporate results and individual accountability. A portion of total compensation is placed at risk through annual performance bonuses and long- term incentives. In the aggregate, the annual performance bonuses at target generally represent between 3% and 12% of the total target direct compensation (which consists of annual base salary and long-term and short-term incentives) for our named executive officers. Our historic practice with regard to issuing long-term incentives has been to grant restricted stock at the time of hire or promotion. Long-term incentives, based on grant date fair value, generally represent between 57% and 95% of the total target direct compensation for our named executive officers. In 2011, new long-term incentive grants represented between 0% and 57% of total compensation (base salary, target bonus and long-term equity) for our named executive officers. This combination of incentives is designed to balance annual operating objectives and our earnings performance with longer-term stockholder value creation. In 2011, our named executive officers were not eligible to receive bonus awards under our Amended and Restated 2011 CIP (the “2011 CIP”) as a result of the Company not achieving the target performance, in the aggregate, for our revenue, CIP Adjusted Net Income and discretionary performance metrics.

We seek to provide competitive compensation that is commensurate with performance. In the past, we have generally targeted compensation at the median for companies of a similar size in the software and mobile data services industry (based on revenues, market capitalization and other financial metrics) and calibrate both annual and long-term incentive opportunities to generate less- than-median awards when goals are not fully achieved and greater-than-median awards when performance goals are exceeded. As the result of and based on performance assessments conveyed to the Compensation Committee by the former Chief Executive Officer and concerns related to executive retention also conveyed to the Compensation Committee by the former Chief Executive Officer, the Compensation Committee approved increases in base compensation and target bonus for Messrs. Hebner, Leigh and Ryan in March 2011 and for Mr. Smith in April 2011 (see the discussion below under the section captioned “-Employment Agreements”).

To ensure we maintain our position to market, it has been our historical practice (prior to our initial public offering in June 2010) to review compensation data as well as best practices with respect to compensation and benefits on an annual basis, based upon informal benchmarking against Radford and fee-based compensation surveys, to ensure executive compensation remains within the relative range noted above. See the section captioned “-Short-Term Incentives” for a more detailed discussion of our annual bonus program. See the section captioned “-Compensation Committee Procedures” for a more detailed discussion of the Compensation Committee's use of compensation consultants.

We also seek to promote a long-term commitment to us by our executives. We believe that there is great value to us in having a team of long-tenured, seasoned managers. Our team-focused culture and management processes are designed to foster this commitment. In addition, the vesting schedule attached to equity awards is generally based upon continued employment over four years, and is intended to retain our executives and reinforce this long-term orientation. Moreover, the form of non-qualified stock option agreement for senior management under the Amended and Restated 2010 LTIP (described below) sets forth stock ownership guidelines which require executives to own, within five years of the date of the grant of an option, stock equal in value to at least one and one-half times the executive's annual base salary (determined as of the last day of the fifth year following the grant date). Failure of an executive to achieve the ownership guidelines within the specified timelines will result, in the discretion of the Compensation Committee, in forfeiture of the option. As of July 19, 2011, this ownership guideline was revised to require named executive officers, other than Chief Executive Officer, to own, within five years of the date of grant of an option, stock equal in value to at least three times the executive's annual base salary.

The Compensation Committee has also established stock ownership guidelines for the Chief Executive Officer which require the Chief Executive Officer to own, within five years of the prior option grant dated March 26, 2010, stock equal to four times his annual base salary (determined as of the last day of such five-year period). When calculating the number of shares that the Chief Executive Officer is required to hold, the Chief Executive Officer's base salary will be multiplied by four and then divided by the average closing price for Common Stock over the 30 trading days prior to the date of calculation. As of July 19, 2011, this ownership guideline was revised to require our permanent Chief Executive Officer to own, within five years of his grant of an option, stock equal to six times his annual base salary.

Compensation Committee Procedures
The Compensation Committee's responsibilities and authorities are specified in the Compensation Committee's Charter which was approved by the Board of Directors on April 4, 2010 and revised and restated by the Compensation Committee on September 1, 2011. The Compensation Committee's functions and authority include, but are not limited to, the review and approval of employment agreements, offer letters, severance and separation agreements, base salary, annual bonus and incentive, option and equity grants and other compensation and employment decisions for the following: employees with a base salary and bonus above a specified threshold, each executive officer of the Company including the named executive officers and such other senior officers as the Compensation Committee deems appropriate. In addition, the Compensation Committee is responsible for the evaluation of the performance of our Chief Executive Officer, oversight and administration of our equity plans and approval of non-customary compensation, equity grants, severance or other plans that are outside of the terms and conditions contained in the applicable plan and have an aggregate dollar value exceeding a specified threshold. The Compensation Committee is also responsible for the review and approval of all our human resources plans such as the 401(k) plan, health and welfare plans, recommending to the Board the compensation for our Board of Directors and any other matters delegated to the Compensation Committee by our Board of Directors.

Compensation Committee meetings are expected to be held at least quarterly to review and consider decisions on topics including, but not limited to: review and approval of bonus awards for the prior performance period under our Corporate Incentive Plan (“CIP”) and our Amended and Restated 2010 LTIP (described below). The chairperson of the Compensation Committee reports on Compensation Committee actions and recommendations at full meetings of our Board of Directors. The Compensation Committee meets outside the presence of all of our executive officers, including our named executive officers, to consider appropriate compensation for our Chief Executive Officer. For all other named executive officers, the Compensation Committee meets outside the presence of all executive officers and consults with our Chief Executive Officer. Our Chief Executive Officer reviews annually each other named executive officer's performance with the Compensation Committee and recommend appropriate base salary, cash performance awards and grants of long-term equity incentive awards for all other executive officers for the Compensation Committee to consider. Based upon the recommendations of our Chief Executive Officer and in consideration of the objectives described above and the elements described below, the Compensation Committee considers the Chief Executive Officer's recommendations and approves the annual compensation packages of our executive officers. The Compensation Committee also annually analyzes and reviews our Chief Executive Officer's performance and determine any cash performance awards under the CIP and grants of long-term equity incentive awards based on its assessment of his performance with input from any independent consultants engaged by the Compensation Committee.

In order to ensure that we continue to remunerate our executives appropriately and align our compensation programs with the interest of our stockholders, the Compensation Committee retained Frederic W. Cook & Co. in connection with our IPO and we renewed its retention in February 2011, as our independent compensation consultant to review its policies and procedures with respect to executive compensation in connection with our initial public offering. In addition, the Compensation Committee utilizes the Company's outside legal counsel, Brown Rudnick LLP, to provide advice and assistance with respect to the terms and conditions of the Company's executive employment and compensation related agreements and plans. Frederic W. Cook & Co. has assisted the Compensation Committee by providing comparative market data on compensation practices and programs based on an analysis of peer companies and by providing guidance on industry best practices. The Compensation Committee retains the right to modify or terminate its relationship with Frederic W. Cook & Co., and to retain other outside advisors to assist the Compensation Committee in carrying out its responsibilities. This selection was made without the input or influence of management. Under the terms of its agreement with the Compensation Committee, Frederic W. Cook & Co. will not provide any other services to the Company, unless directed to do so by the Compensation Committee. During fiscal year 2011, Frederic W. Cook & Co. provided no services to the Company other than its advice to the Compensation Committee on executive compensation issues.

Compensation Risk Assessment
In April 2011, our Compensation Committee engaged Frederic W. Cook & Co. to conduct a risk-assessment of the Company's compensation programs. As part of this assessment, Frederic W. Cook & Co. reviewed both cash incentive compensation plans and individual cash incentive awards for the presence of certain design elements that could incent employees to incur excessive risk, the ratio and level of incentive to fixed compensation, the amount of manager discretion, the percentage of compensation expense as compared to the business units revenues, and the presence of other design features that serve to mitigate potentially excessive risk taking, such as the Company's clawback policy, stock ownership guidelines, multiple performance metrics, caps on individual or aggregate payments and similar features. After considering the results of the risk assessment, the Compensation Committee concluded that the level of risk associated with the Company's compensation programs is not reasonably likely to have a material adverse effect on the Company.

Elements of Compensation
The Compensation Committee determines all components of executive compensation and considers the following elements (discussed in detail below) to promote our pay-for-performance philosophy and compensation goals and objectives:

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

For key executives, the mix of compensation is weighted more heavily toward at-risk pay (annual bonus incentives and long-term equity incentives). Initial incentive packages for our key executives were negotiated at the time of the employment offer. Equity incentives were viewed to be a critical element of the total compensation package and have historically been issued at the time of hire or promotion; although additional grants have been issued based upon individual circumstances. All incentives are aligned with our stated compensation philosophy of providing compensation commensurate with performance, while targeting pay, during 2011, at approximately the 50th percentile of our competitive market.

On February 17, 2011, the Compensation Committee approved a peer group consisting of the following companies:

CommVault Systems Inc	Comscore, Inc.	Concur Technologies, Inc.	Digital River Inc/DE	EBIX Inc.

EPIQ Systems Inc.	LivePerson Inc.	MicroStrategy Inc.	NetSuite Inc.	Neustar Inc.

PegaSystems Inc.	RightNow Technologies Inc.	Smith Miro Software Inc.	SolarWinds, Inc.	SuccessFactors, Inc.

Synchronoss Technologies, Inc.	Taleo Corp.	WebSense, Inc.

Base Salary
The primary component of short-term compensation of our executive officers has historically been base salary. The base salary established for each of our executive officers is intended to reflect competitive wages for positions in companies of similar size and stage of development operating in the software and mobile data services industry, representing each individual's job duties and responsibilities, experience, and other discretionary factors deemed relevant by our Chief Executive Officer and/or Board of Directors. Base salary is also designed to provide our executive officers with steady cash flow during the course of the fiscal year that is not contingent on short-term variations in our corporate performance. Our Chief Executive Officer makes recommendations for each executive's base salary (including his own), based on our executives' experience and with reference to the base salaries of similarly situated executives in the software and mobile data services industry, that are then reviewed and approved by the Compensation Committee.

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

Annual base salary increases have historically been based upon our pay-for-performance philosophy, whereby pre-determined quantitative and qualitative individual goals and objectives are established at the beginning of the performance period for named executive officers below the Chief Executive Officer, and measured and assessed at the end of the performance year. Based upon each individual's performance rating and compensation range position, individuals are eligible for a merit increase based upon the established guidelines within budget for the performance year. The Compensation Committee determines whether to increase the base salaries of any of our named executive officers based upon its assessment of each named executive officers performance and utilizes recommendations from its independent compensation consultant. The base salaries paid to our named executive officers in fiscal year 2011 are set forth in the Summary Compensation Table below.

In addition, Mr. Smith received a merit increase of his annual salary and equity grants. Mr. Smith's offer letter was amended on
April 19, 2011 to reflect increases in Mr. Smith's annual base salary and target earnings opportunity percentage under our CIP.
Mr. Smith's annual base salary increased to $400,000, effective April 7, 2011, and his participation in our 2011 CIP increased to a target earnings opportunity of 75% of his annual base salary for 2011. On April 19, 2011 the Compensation Committee approved a 2011 bonus equity grant to Mr. Smith under the 2010 LTIP, pursuant to which he was issued an option to purchase 120,000 shares of Common Stock under the 2010 LTIP.

Short-Term Incentives
On an annual basis, or at the commencement of an executive officer's employment with us, the Compensation Committee typically sets a target level of short term incentive compensation that is structured as a percentage of such executive officer's annual base salary. Our executives participate in our annual CIP which ensures that short-term incentives are tied directly to our financial performance for the fiscal year. Depending upon corporate performance, an executive officer may receive from 0% up to 150% of his target incentive amount. These corporate performance objectives are designed to be challenging but achievable. The performance metrics and objectives are weighted in a specific manner as defined by the Compensation Committee in the CIP. In April 2011, the Compensation Committee approved the 2011 CIP, which incorporated several changes to the 2010 CIP, including among others, adjustments to the performance metrics and objectives used and the Compensation Committee's consideration of certain factors in the calculation thereof. The Compensation Committee and Board of Directors amended and restated the 2011 CIP on September 1, 2011 (as amended and restated, the “2011 CIP”). In 2011, for all named executive officers, the 2011 CIP was revised and as a result 10% of the annual incentive target opportunity is discretionary and will be determined at the sole and absolute discretion of the Committee; 30% of the annual incentive target is tied directly to the achievement of our revenue objectives; and 60% of the annual incentive target opportunity is tied to achievement of the Company's Adjusted Net Income objective. The Compensation Committee clarified that (i) the 2011 CIP would exclude the effect that any acquisition (other than one previously initiated acquisition) would have on either achievement of our revenue objectives or achievement of our CIP Adjusted Net Income objectives, and (ii) employees of subsidiaries acquired during a plan fiscal year are not eligible to participate in the 2011 CIP. The 2011 CIP expands the definition of “Cause” relevant to termination of employment and expands the ability of the Company to initiate a clawback and recover the value of an incentive payment awarded under the 2011 CIP.

“CIP Adjusted Net Income” means the Company's net income (loss) determined in accordance with U.S. generally accepted accounting principles (U.S. GAAP) adjusted to exclude amortization of purchased intangibles, stock-based compensation expense, restructuring expenses, asset impairments and M&A transaction related charges including abandoned transaction charges and non-cash tax expense consistent with the definition used for our public market reporting.

The following tables illustrate the metrics, thresholds and potential awards for our named executive officers under the 2011 CIP. In order for a named executive officer to receive any payment under the 2011 CIP the Company must meet the threshold performance targets for each of the revenue and CIP Adjusted Net Income metrics, as established by the Compensation Committee.

2011 CIP Metrics:

% of CIP Adjusted Net Income Target Achieved: Weighting 60%	CIP Adjusted Net Income Payout % of Target
less than 90%	—%
greater than or equal to 90%	60%
100%	100%
115%	125%
130%	150%

% of Revenue Target Achieved: Weighting 30%	Revenue Payout % of Target
less than 95%	—%
greater than or equal to 95%	60%
100%	100%
105%	125%
110%	150%

At this time, we are not disclosing the specific performance targets for the CIP Adjusted Net Income and revenue metrics set forth above because disclosure of the specific targets under the CIP would signal areas of strategic focus and give competitors harmful insight into the direction of our business. We are committed to the long-term success and growth of our enterprise and disclosing short-term objectives would run counter to both our compensation and business philosophy of focusing on long-term goals and, as a result, could result in confusion for investors. As we gain experience as a public company and expand, we will continue to assess whether the disclosure of specific performance metrics will cause us competitive harm. The 2011 targets above may not be changed from those previously established, except with the written consent of the Compensation Committee. Pursuant to the terms of the CIP, participation in the plan is at the Company's discretion and the Compensation Committee retains the discretion to alter, modify or amend the plan. These bonuses are intended to annually reward executive officers who have a positive impact on corporate results.

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

Furthermore, the 2011 CIP provides that if the Compensation Committee determines that the calculations underlying the targets were incorrect (including but not limited to mistakes in the Company's audited financial statements for the year), then the Compensation Committee may either adjust bonus awards (upward or downward) or, with respect to officers that are reporting persons pursuant to Section 16(a) of the Exchange Act, recover all (or a portion) of a bonus award. This includes stated thresholds for minimum payout for the CIP Adjusted Net Income and revenue financial targets of 90% and 95%, respectively.

The 2011 CIP similarly incorporates graduated thresholds for incremental payouts commensurate with the three weighted performance categories ranging from 0% to 150%.

Our named executive officers' threshold and maximum awards under the CIP are based upon pre-determined quantitative goals and objectives established at the beginning of the performance period, as noted above. Maximum achievement of the CIP was set at a level that significantly exceeded our business plan and had a low probability of payout. These metrics are measured and assessed at the end of the performance year. For fiscal year 2011, Messrs. Smith and Scullion were eligible to receive on-target annual cash bonuses of 75% and 70%, respectively, of their fiscal year 2011 base salaries. Mr. Smith's bonus award, if any, will be calculated by factoring the time he spent in his two different positions during fiscal year 2011. Mr. Cordial is not eligible for a bonus award under the 2011 CIP. Additionally, the employment of Messrs. Wuerch, Leigh, Hebner and Ryan was terminated and Mr. Scullion resigned prior to the date of payment of the bonus awards. Consequently, in accordance with Section 3 of the 2011 CIP, they were not entitled to receive any bonus award.

Following the completion of the audit of our financial statements and the determination of actual performance under our 2011 CIP, we will calculate each named executive officer's fiscal year 2011 bonus by multiplying each named executive officer's respective eligible earnings by the target bonus, and then by actual achievement for each performance metric, taking into account the applicable weighting for each metric (i.e., 60% weighting for CIP Adjusted Net Income, 30% weighting for revenue and 10% discretionary). For 2011, we do not expect our named executive officers to receive any incentive awards under our 2011 CIP as a result of the Company's failure to achieve, in the aggregate, our revenue, CIP Adjusted Net Income and discretionary performance metrics.

Long-Term Equity-Based Compensation
The Compensation Committee believes that equity-based compensation is an important component of our executive compensation program and that providing a significant portion of our executive officers' total compensation package in equity-based compensation aligns the incentives of our executives with the interests of our stockholders and with our long-term corporate success. Additionally, the Compensation Committee believes that equity-based compensation awards enable us to attract, motivate, retain and adequately compensate executive talent. To that end, we have historically awarded equity-based compensation in the form of restricted stock and stock options. The Compensation Committee believes equity awards provide executives with a significant long-term interest in our success by rewarding the creation of stockholder value over time.

In addition to restricted stock granted upon commencement of employment with us, our Compensation Committee may grant additional equity awards to retain our executives and to recognize the achievement of corporate and individual goals and/or strong individual performance.

During March and April of 2011, the Compensation Committee approved grants of options to purchase shares of Common Stock under the 2010 LTIP to each of the named executive officers other than Mr. Wuerch at the request of the Company in connection with the annual evaluation of and retention considerations for each such named executive officer. The Compensation Committee anticipates issuing future annual equity grants to the named executive officers as a combination of market stock units and stock options which will be subject to performance and time vesting requirements.

Equity Incentive Plans

2004 Stock Plan
The 2004 Amended and Restated Stock Incentive Plan of Motricity, Inc. (the “2004 Motricity, Inc. Stock Plan”) provided grants of incentive stock options, non-qualified stock options, shares of stock and restricted stock to eligible participants, including executive officers, employees and directors. The purpose of the 2004 Motricity, Inc. Stock Plan was to provide equity incentives to selected participants, thereby creating a means to raise the level of stock ownership by eligible participants, to more closely align the interests of our executives, employees and directors with those of our stockholders.

The Compensation Committee will no longer make further grants under the 2004 Motricity, Inc. Stock Plan as a result of implementing and launching the Motricity, Inc. 2010 Long Term Incentive Plan in April of 2010. For further information about the 2004 Motricity, Inc. Stock Plan, we refer you to the complete copy of the 2004 Motricity, Inc. Stock Plan, which is incorporated by reference into this annual report on Form 10-K.

2010 Long-Term Incentive Plan
The Compensation Committee approved the terms of the Motricity, Inc. Amended and Restated 2010 Long-Term Incentive Plan, or the “2010 LTIP” and recommended it to the Board of Directors. The Board of Directors approved the 2010 LTIP on

September 26, 2011, and the stockholders approved the 2010 LTIP on October 28, 2011. The 2010 LTIP provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. Directors, officers and other employees of us and our subsidiaries, as well as others performing consulting or advisory services for us, will be eligible for grants under the 2010 LTIP. The purpose of the 2010 LTIP is to provide incentives that will attract, retain and motivate highly competent officers, directors, employees and consultants by providing them with appropriate incentives and rewards either through a proprietary interest in our long-term success or compensation based on their performance in fulfilling their personal responsibilities. The following is a summary description of the 2010 LTIP and is qualified in its entirety by reference to the full text of the 2010 LTIP, which is set forth as Appendix A to our Definitive Proxy Statement filed with the SEC on September 27, 2011.

Administration. The 2010 LTIP is administered by the Company's Compensation Committee and all actions taken with respect to the 2010 LTIP will be made in accordance with the Compensation Committee's Charter. For purposes of the 2010 LTIP, to the extent required by applicable law, it is intended that each member of the Compensation Committee qualify as (a) a “non-employee director” under Rule 16b-3, (b) an “outside director” under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and (c) an “independent director” under the rules of the principal U.S. national securities exchange on which our shares are listed. The Compensation Committee has full authority to administer and interpret the 2010 LTIP. Among the Compensation Committee's powers are to determine the form, amount and other terms and conditions of awards, clarify, construe or resolve any ambiguity in any provision of the 2010 LTIP or any award agreement, amend the terms of outstanding awards and adopt such rules, forms, instruments and guidelines for administering the 2010 LTIP as it deems necessary or proper. All actions, interpretations and determinations by the Compensation Committee or by our Board of Directors are final and binding.

Available Shares. The aggregate number of shares of Common Stock which may be issued or used for reference purposes under the 2010 LTIP or with respect to which awards may be granted may not exceed 6,365,621 shares, which may be either authorized and unissued shares of Common Stock or shares of Common Stock held in or acquired for our treasury. In general, if awards under the 2010 LTIP are for any reason canceled, or expire or terminate unexercised, or are settled in cash, the shares covered by such awards will again be available for the grant of awards under the 2010 LTIP.

Following the Section 162(m) “transition period” (as described in “Federal Income Tax Consequences” below), the maximum number of shares subject to any award of stock options, or stock appreciation rights (which are referred to herein as “SARs”), or shares of restricted stock, or other stock-based awards subject to the attainment of specified performance goals which may be granted during any fiscal year to any participant will be 266,666 shares per type of award, provided that the maximum number of shares issued in any one year period for all types of awards does not exceed 4% of the Company's issued and outstanding shares of Common Stock. Except as otherwise required by the Code, there are no annual individual share limitations applicable to participants for restricted stock or other stock-based awards that are not subject to the attainment of specified performance goals. The maximum number of shares subject to any performance award during any fiscal year to any participant shall be 266,666 shares. The maximum value of a cash payment made under a performance award which may be granted with respect to any fiscal year to any participant shall be $5,440,000. The maximum value of cash payments made under performance awards granted with respect to any fiscal year to all participants shall be $14,104,670.

The foregoing share limitations imposed under the 2010 LTIP are subject to adjustment to the extent the Compensation Committee deems such adjustment appropriate and equitable to prevent dilution or enlargement of participants' rights.

Eligibility for Participation. Members of our Board of Directors, as well as employees of, and consultants to, us or any of our subsidiaries and affiliates are eligible to receive awards under the 2010 LTIP. The selection of participants is within the sole discretion of the Compensation Committee.

Award Agreement. Awards granted under the 2010 LTIP shall be evidenced by award agreements (which need not be identical) that provide additional terms, conditions, restrictions and/or limitations covering the grant of the award, including, without limitation, additional terms providing for the acceleration of exercisability, or vesting of awards or conditions regarding the participant's employment, as determined by the Compensation Committee in its sole discretion.

Awards Under the 2010 LTIP. The following types of awards are available under the 2010 LTIP:

Restricted Stock. The Compensation Committee may award shares of restricted stock. Except as otherwise provided by the Compensation Committee upon the award of restricted stock, the recipient generally has the rights of a stockholder with respect to the shares, including the right to receive dividends, the right to vote the shares of restricted stock and, conditioned upon full vesting of shares of restricted stock, the right to tender such shares, subject to the conditions and restrictions generally applicable to restricted stock or specifically set forth in the recipient's restricted stock agreement. The Compensation

Committee may determine at the time of award that the payment of dividends, if any, will be deferred until the expiration of the applicable restriction period.

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

Stock Options. The Compensation Committee may grant non-qualified stock options and incentive stock options (only to eligible employees) to purchase shares of Common Stock. The Compensation Committee will determine the number of shares of Common Stock subject to each option, the term of each option (which may not exceed 5 years (or five years in the case of an incentive stock option granted to a 10% stockholder)), the exercise price, the vesting schedule (if any), and the other material terms of each option. No incentive stock option or nonqualified stock option may have an exercise price less than the fair market value of a share of Common Stock at the time of grant (or, in the case of an incentive stock option granted to a 10% stockholder, 110% of such share's fair market value). Options will be exercisable at such time or times and subject to such terms and conditions as determined by the Compensation Committee at grant and the exercisability of such options may be accelerated by the Compensation Committee in its sole discretion. The 2010 LTIP specifically provides that an outstanding option may not be modified to reduce the exercise price nor may a new option at a lower price be substituted for a surrendered option, unless such action is approved by the stockholders of the Company. The maximum number of shares of Common Stock with respect to which incentive stock options may be granted under the 2010 LTIP is 6,365,621 shares.

Stock Appreciation Rights. The Compensation Committee may grant SARs either with a stock option, which may be exercised only at such times and to the extent the related option is exercisable (which is referred to herein as a “Tandem SAR”), or independent of a stock option (which is referred to herein as a “Non-Tandem SAR”). A SAR is a right to receive a payment in shares of Common Stock or cash (as determined by the Compensation Committee) equal in value to the excess of the fair market value of one share of Common Stock on the date of exercise over the exercise price per share established in connection with the grant of the SAR. The term of each SAR may not exceed 10 years. The exercise price per share covered by a SAR will be the exercise price per share of the related option in the case of a Tandem SAR and will be the fair market value of Common Stock on the date of grant in the case of a Non-Tandem SAR. The Compensation Committee may also grant “limited SARs,” either as Tandem SARs or Non-Tandem SARs, which may become exercisable only upon the occurrence of an event as the Compensation Committee may, in its sole discretion, designate at the time of grant or thereafter.

Other Stock-Based Awards. The Compensation Committee may, subject to limitations under applicable law, make a grant of such other stock-based awards (including, without limitation, stock equivalent units or restricted stock units) under the 2010 LTIP that are payable in cash or denominated or payable in or valued by shares of Common Stock or factors that influence the value of such shares. The Compensation Committee shall determine the terms and conditions of any such other awards, which may include the achievement of certain minimum performance goals and/or a minimum vesting period. The performance goals for performance-based other stock- based awards will be based on one or more of the objective criteria set forth on Exhibit A to the 2010 LTIP and discussed in general below.

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

Performance Goals. The Compensation Committee may grant awards of restricted stock, performance awards, and other stock-based awards that are intended to qualify as “performance-based compensation” for purposes of Section 162(m) of the Code. These awards may be granted, vest and be paid based on attainment of specified performance goals established by the Compensation Committee. These performance goals will be based on the attainment of a certain target level of, or a specified increase or decrease in, one or more of the following criteria selected by the Compensation Committee: (i) earnings per share; (ii) operating income; (iii) gross income; (iv) net income (before or after taxes); (v) cash flow; (vi) gross profit; (vii) gross profit return on investment; (viii) gross margin return on investment; (ix) gross margin; (x) operating margin; (xi) working capital; (xii) earnings before interest and taxes; (xiii) earnings before interest, tax, depreciation and amortization; (xiv) return on equity; (xv) return on assets; (xvi) return on capital; (xvii) return on invested capital; (xviii) net revenues; (xix) gross revenues; (xx) revenue growth; (xxi) annual recurring revenues; (xxii) recurring revenues; (xxiii) license revenues; (xxiv) sales or market share; (xxv) total shareholder return; (xxvi) economic value added; (xxvii) specified objectives with regard to limiting the level of increase in all or a portion of the Company's bank debt or other long-term or short-term public or private debt or other similar financial obligations of the Company, which may be calculated net of cash balances and/or other offsets and adjustments as may be established by the Compensation Committee in its sole discretion; (xxviii) the fair market value of a share of Common Stock; (xxix) the growth in the value of an investment in Common Stock assuming the reinvestment of dividends; or (xxx) reduction in operating expenses.

To the extent permitted by law, the Compensation Committee may also exclude the impact of an event or occurrence which the Compensation Committee determines should be appropriately excluded, including: (i) restructurings, discontinued operations, extraordinary items and other unusual or non-recurring charges; (ii) an event either not directly related to our operations or not within the reasonable control of management; or (iii) a change in accounting standards required by generally accepted accounting principles. Performance goals may also be based on an individual participant's performance goals, as determined by the Compensation Committee, in its sole discretion.

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

Acquisition Event. In the event of a merger or consolidation in which the Company is not the surviving entity, a transaction that results in the acquisition of substantially all of the Company's outstanding Common Stock, or the sale or transfer of all or substantially all of the Company's assets (collectively, an “Acquisition Event”), then the Compensation Committee may terminate all outstanding and unexercised options, SARs, or any other stock-based award that provides for a participant elected exercise by cashing out such awards upon the date of consummation of the Acquisition Event or by delivering notice of termination to each participant at least 20 days prior to the date of consummation of the Acquisition Event, in which case during the period from the date on which such notice of termination is delivered to the consummation of the Acquisition Event, each such participant shall have the right to exercise in full all of his or her outstanding awards contingent on the occurrence of the Acquisition Event.

Stockholder Rights. Except as otherwise provided in the applicable award agreement, and with respect to an award of restricted stock, a participant has no rights as a stockholder with respect to shares of Common Stock covered by any award until the participant becomes the record holder of such shares.

Forfeiture and Clawback. Unless otherwise provided by the Compensation Committee in the governing award agreement, the 2010 LTIP provides that (a) in the event that the participant's conduct meets the definition of “Cause” during the later of the 12-month period following exercise of an award or the 24-month period commencing on the date of vesting, distribution, or settlement of an award, the Company shall recover from the participant within the applicable period after such vesting, exercise, settlement, or distribution, an amount equal to any gain realized on such award, and (b) if the participant engages in conduct that meets the definition of “Cause” then all outstanding awards terminate and expire.

Unless otherwise provided by the Compensation Committee in the governing award agreement, the 2010 LTIP also provides that in the event of a restatement of the Company's financial statements that reduces the amount of any previously awarded performance award, where the performance goals would not otherwise have been met had the results been properly reported, the award will be cancelled and the participant will pay the Company an amount equal to any gain realized on such award within (a) 24 months preceding such financial restatement for any participant who has a position with the Company as a vice president, senior vice president, executive officer or named executive officer or (b) 12 months preceding such financial restatement for all other participants.

Ownership Guidelines and Holding Period. The 2010 LTIP includes ownership guidelines requiring (i) the Chief Executive Officer to own, within five years of the date of grant of an option or restricted stock, stock equal in value to at least six times of such executive's annual base salary and (ii) the other executive officers to own, within five years of the date of grant of an option or restricted stock, stock equal in value to at least three times of each such executive's annual base salary. In addition, the 2010 LTIP provides that if the participant has been granted restricted stock, such participant will continue to hold stock equal to 100% of the amount needed to meet the ownership guidelines discussed above for a period of at least 6 months following the termination of his or her employment with the Company for any reason.

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

Transferability. Awards granted under the 2010 LTIP are generally nontransferable (other than by will or the laws of descent and distribution), except that the Compensation Committee may provide for the transferability of non-qualified stock options in an award agreement at the time of grant or thereafter to certain family members.

Our executives are eligible for the following benefits on the same basis as other eligible employees:

•	health insurance;

•	vacation, personal holidays and sick days;

•	life insurance and supplemental life insurance;

•	short-term and long-term disability; and

•	a 401(k) plan with matching contributions.
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

Policy Regarding Claw Back of Incentive Compensation
In fiscal year 2011, the Compensation Committee incorporated a clawback policy into the Company's 2011 CIP pursuant to which named executive officers and other 2011 CIP participants will be required to return incentive compensation paid to them if the financial results upon which the awards were based are restated and has further expanded the scope of the clawback through an amendment to the plan. See “-Short-Term Incentives” for a further description of the clawback feature of the 2011 CIP. In addition, the 2010 LTIP provides that in the event of a restatement of the Company's financial statements that reduces the amount of any previously awarded performance award, where the performance goals would not otherwise have been met had the results been properly reported, the award will be canceled and the participant will pay the Company an amount equal to any gain realized on such award. See “-2010 Long Term Incentive Plan” for a further description of the clawback feature of the 2010 LTIP.

Employment Agreements and Severance and Change of Control Benefits
We believe that a strong, experienced management team is essential to the best interests of the Company and our stockholders. We recognize that the possibility of a change of control could arise and that such a possibility could result in the departure or distraction of members of the management team to the detriment of our Company and our stockholders. We have entered into employment agreements or offer letters with our named executive officers. Mr. Smith and our former executive officers other than Mr. Wuerch had employment agreements that provided for the payment of a sale bonus based upon the price of the transaction to assist in maximizing the sale price and further minimizing employment security concerns arising in the course of negotiating and completing a significant transaction. In connection with his appointment as the Company's Interim Chief Executive Officer, Mr. Smith's offer letter was amended on August 21, 2011 to, among other things, remove in its entirety Mr. Smith's right to a “Sale Completion” bonus upon a sale of the Company. By contrast, Mr. Wuerch's contract provided that if he was terminated by the Company without cause or he resigned for good reason in connection with a change of control, he would be eligible to receive two times the sum of his base salary and the average of his annual bonuses for the three-year period preceding his termination and accelerated vesting of 50% of specified equity awards. These benefits are quantified in the section captioned “-Employment Agreements.”

The named executive officers are also entitled to between nine and 12 months of severance in the event their employment is terminated by the Company without cause or the named executive officer resigns for good reason not in connection with a change in control. These benefits are described in the section captioned “-Employment Agreements.” The employment of each of Messrs. Wuerch, Hebner, Leigh and Ryan was terminated during fiscal year 2011. As a result, they forfeited their sales bonuses, and the actual benefits that were paid out to them are disclosed below in the section captioned “-Employment Agreements.”

Tax and Accounting Considerations
Section 162(m) of the Code denies a federal income tax deduction for certain compensation in excess of $1 million per year paid to the Chief Executive Officer and the three other most highly paid executive officers (other than a company's Chief Executive Officer and the Chief Financial Officer) of a publicly-traded corporation. Certain types of compensation, including compensation based on performance criteria that are approved in advance by stockholders, are excluded from the deduction limit. In addition, “grandfather” provisions may apply to certain compensation arrangements that were entered into by the corporation before it was publicly held. The Compensation Committee's policy will be to qualify compensation paid to executive officers for deductibility for federal income tax purposes to the extent feasible. However, to retain highly skilled executives and remain competitive with other employers, the Compensation Committee will have the right to authorize compensation that would not otherwise be deductible under Section 162(m) or otherwise when it considers it in our best interests to do so.

The Compensation Committee considers the manner in which Section 409A of the Code affects deferred compensation opportunities that we offer to our employees. Section 409A requires, among other things, that "non-qualified deferred compensation" be structured in a way that limits employees' ability to accelerate or further defer certain kinds of deferred compensation. We intend to operate our existing compensation arrangements that are covered by Section 409A in accordance with the applicable rules thereunder, and we will continue to review and amend our compensation arrangements to comply with Section 409 A to the extent deemed necessary by the Compensation Committee.

The Compensation Committee does not believe that tax gross-ups, other than with respect to relocation expenses and other similar perquisites which necessitate a gross-up in order to make the executive whole from a tax perspective, paid by companies to their executive officers are in the best interests of stockholders. As a result, the Compensation Committee will not approve any employment agreement or compensation plan that provides our executive officers with a gross-up for federal and/or state income taxes that may arise under either Section 409A of the Code or the golden parachute excise tax rules of Section 280G of the Code.

Report of the Compensation Committee of the Board of Directors
The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis provided above. Based on its review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this registration statement.
From the members of the Compensation Committee of Motricity, Inc.:
Hunter C. Gary, Chairman
Lady Barbara Judge CBE
James L. Nelson

Results of Shareholder Advisory Votes on Executive Compensation
Our board of directors, our Compensation Committee, and our management value the opinions of our stockholders. At our 2011 annual meeting of stockholders held on October 28, 2011, stockholders cast an advisory vote on the compensation of our named executive officers. More than 95% of the votes cast on the say-on-pay proposal were in favor of our named executive officer compensation. The board of directors and Compensation Committee reviewed the final vote results, and we did not make any changes to our executive compensation program as a result of the vote. Further, at our 2011 annual meeting, the stockholders cast an advisory vote on whether future say-on-pay votes should occur every one, two or three years. In the proxy statement provided to stockholders in connection with the 2011 annual meeting, our board of directors recommended that the stockholders vote in favor of an annual vote on this proposal and our stockholders approved, on an advisory basis, the holding of an advisory vote on executive compensation on an annual basis. Accordingly, we have determined that our stockholders should vote on a say-on-pay proposal each year.

2011 Summary Compensation Table
The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our named executive officers for services provided to us during the year ended, December 31, 2011.

Summary Compensation Table

						Non-Equity
						Incentive
		Salary	Bonus	Stock Awards	Option Awards	Plan Compensation	All Other Compensation	Total
Name & Principal Position	Year	($)	($)	($)(1)	($)	($)(2)	($)(3)	($)
James R. Smith, Jr. (4)	2011	381,998	—	—	687,564	—	646,604	1,716,166
President & Interim Chief	2010	331,997	—	1,309,987	—	197,206	2,081,091	3,920,281
Executive Officer (Former	2009	329,650	—	4,050,000	—	244,766	91,728	4,716,144
Chief Operating Officer)								0
C. Stephen Cordial (5)	2011	184,922	—	—	—	—	—	184,922
Interim Chief Financial	2010	—	—	—	—	—	—	—
Officer and Treasurer	2009	—	—	—	—	—	—	—
Charles P. Scullion (6)	2011	220,932	—	360,000	785,687	—	362,572	1,729,191
Former Chief Strategy Officer	2010	—	—	—	—	—	—	—
and Interim President of MMA	2009	—	—	—	—	—	—	—
Ryan K. Wuerch (7)	2011	364,324	—	—	—	—	890,372	1,254,696
Former Chief Executive	2010	415,622	—	—	3,101,564(12)	401,615	3,300,518	4,117,755
Officer	2009	365,000	—	—	—	369,563	78,264	812,827
Allyn P. Hebner (8)	2011	239,171	—	—	292,352(12)	—	554,374	793,545
Former Chief Financial	2010	275,000	—	—	—	163,350	835,032	1,273,382
Officer	2009	279,750	—	2,025,000	n/a	207,714	7,258	2,519,722
Richard E. Leigh, Jr. (9)	2011	230,114	—	—	292,352(12)	—	558,071	788,185
Former Senior Vice President,	2010	290,000	—	—	—	156,600	836,082	1,282,682
General Counsel & Corporate	2009	290,000	—	—	—	195,750	7,350	493,100
Secretary								—
James Ryan (10)	2011	206,875	—	—	292,352(12)	—	730,412	937,287
Former Chief Development	2010	275,000	—	—	—	148,500	1,012,384	1,435,884
Officer	2009	160,416	—	3,500,000	n/a	108,281	n/a	3,768,697

(1)
Represents FASB ASC 718 grant date fair value of restricted share awards. Restricted share awards granted under the 2004 Motricity, Inc. Stock Plan were subject to double trigger vesting, where accrued vesting is quarterly over a four-year term, and where a second qualifying event has to trigger the actual vesting of shares. Restricted Share awards granted under the 2010 LTIP were subject to time- based vesting, 25% per annum

(2)
Executive officers were not eligible to receive bonus awards under our the 2011 CIP as a result of the Company not achieving the target performance, in the aggregate, for our revenue, CIP Adjusted Net Income and discretionary performance metrics.

(3)	All Other Compensation for the years 2011 for our named executive officers consisted of the following:

		401(k)	Relocation	Medical	Restricted Stock	Severance ($)	Attorney's	Total of All Other Comp
Name	Year	Match	($)	($)	Earnings ($)	(a)	Fees	($)
James R. Smith	2011	501	—	9,125	636,978	—	—	646,604
C. Stephen Cordial	2011	—	—	—	—	—	—	—
Charles P. Scullion	2011	2,372	350,137	4,563	—	—	5,500	362,572
Ryan K. Wuerch	2011	—	—	6,084	434,288	450,000	—	890,372
Allyn P. Hebner	2011	1,250	—	6,084	322,040	225,000	—	554,374
Richard E. Leigh, Jr.	2011	1,500	—	18,366	238,205	300,000	—	558,071
James Ryan	2011	—	—	6,084	499,328	225,000	—	730,412

(a)
These amounts reflect total severance to be paid to executive officers whose employment with the Company has terminated.  Actual payments will be paid monthly over a period of nine to twelve months following the executive officer's termination date.

(4)	The Company amended Mr. Smith's offer letter on August 21, 2011 in connection with his appointment as Interim Chief Executive Officer.

(5)
In connection with Mr. Cordial's appointment to the position of Interim Chief Financial Officer, the Company entered into an Interim Services Agreement with SFN Professional Services LLC, parent to Mr. Cordial's direct employer Tatum. Mr. Cordial is not an employee of the Company and, therefore, he receives a base salary but does not otherwise participate in the Company's compensation structure.

(6)
Mr. Scullion became the Company's Chief Strategy Officer effective May 12, 2011 and was later appointed Interim President of MMA. Mr. Scullion resigned effective January 20, 2012, at which time his restricted stock and stock options, all of which were unvested, were forfeited. For further discussion, see the section below captioned “-Employment Agreements.”

(7)	Mr. Wuerch terminated employment with the Company on August 20, 2011. For further discussion, see the section below captioned “-Employment Agreements.”

(8)	Mr. Hebner terminated employment with the Company on August 31, 2011. For further discussion, see the section below captioned “-Employment Agreements.”

(9)	Mr. Leigh terminated employment with the Company on August 31, 2011. For further discussion, see the section below captioned “-Employment Agreements.”

(10)	Mr. Ryan terminated employment with the Company on August 15, 2011. For further discussion, see the section below captioned “-Employment Agreements.”

(11)
For 2011, we do not expect our named executive officers to receive any incentive awards under our 2011 CIP as a result of the Company's failure to achieve, in the aggregate, our revenue, CIP Adjusted Net Income and discretionary performance metrics.

(12)	Each of Messrs. Wuerch, Hebner, Leigh and Ryan forfeited all vested stock options because they were not exercised within 90 days of their respective terminations.

2011 Grants of Plan-Based Awards
The following table sets forth certain information with respect to grants of plan-based awards for the year ended December 31, 2011 with respect to our named executive officers.

Name (2)	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Awards (1)			Estimated Future Payouts Under Equity Incentive Awards			All other Stock Awards	All other Option Awards: Number of Securities Underlying Options (#)	Exercise Or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards($)
		Threshold ($)	Target($)	Maximum($)	Threshold(#)	Target(#)	Maximum (#)	Number of Shares of Stock or Units(#)
James R. Smith, Jr.	4/19/2011	145,517	269,476	390,470					120,000	12.70	687,564
C. Stephen Cordial (3)
Charles P. Scullion (4)	5/12/2011	104,965	194,379	281,850				40,000	93,500	9.00	1,145,687

(1)
Amounts shown reflect the threshold, target and maximum payout amounts under the 2011 CIP. The target payout is equal to a percentage of each named executive officer's eligible earnings (which generally means wages actually paid during the fiscal year). See the section captioned “-Short-Term Incentives” for a detailed description of the named executive officer's target CIP bonus opportunities. At threshold performance under the CIP, the named executive officers will receive 60% of their target payout, at target performance under the CIP the named executive officers will receive 100% of their target payout and at maximum performance the named executive officers will receive 150% of their target payout. No amounts are payable with respect to each metric if performance is below threshold and in order for a named executive officer to receive a bonus under the 2010 CIP, the Company's actual performance must meet the threshold targets for both the revenue and CIP Adjusted Net Income metrics.

(2)	Names excluded from this table are Messrs. Wuerch, Hebner, Leigh, and Ryan, who received awards of Stock Options in March 2011, which were forfeited within 90 days of their respective terminations.

(3)	Mr. Cordial is not an employee of the Company and, therefore, he receives a base salary but does not participate in the Company's compensation structure.

(4)	Mr. Scullion resigned effective January 20, 2012, at which time his restricted stock and stock options, all of which were unvested, were forfeited.

Outstanding Equity Awards at 2011 Fiscal Year End
The following table sets forth certain information with respect to outstanding equity awards of our named executive officers as of December 31, 2011 with respect to the named executive officer. The market value of the shares in the following table is the fair value of such shares at December 31, 2011.

	Option Awards					Stock Awards
Name (1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)(3)	Option Expiration Date	Number of shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)(4)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
James R. Smith, Jr.		120,000		12.7	4/19/2021	116,672		105,004
C.Stephen Cordial (5)	—	—	—	—	—	—		—		—	—
Charles P. Scullion (6)		193,500		9	5/12/2021	40,000	(6)	36,000	(6)

(1)	Names excluded from this table are Messrs. Wuerch, Hebner, Leigh, and Ryan, who received awards of Stock Options in March 2011, which were forfeited within 90 days of their respective terminations.

(2)	The options vest over a four year period with 25% vesting on the anniversary of the date of grant.

(3)	Represents grant date fair value per share.

(4)	Represents the product of multiplying the number of unvested restricted shares by the value of Common Stock of $0.90 as of December 31, 2011, the last day of our fiscal year.

(5)	Mr. Cordial is not an employee of the Company and, therefore, he receives a base salary but does not otherwise participate in the Company's compensation structure.

(6)	Mr. Scullion resigned effective January 20, 2012, at which time his restricted stock and stock options, all of which were unvested, were forfeited.

Equity Compensation Plan Information
The following table describes certain information regarding our equity compensation plans as of December 31, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,256,273	$13.03	4,521,626
Equity compensation plans not approved by security holders(1)	4,000	$20.4	—

(1)	Represents one grant to an employee prior to the approval of the 2010 LTIP. The grant is subject to the terms and conditions of the 2010 LTIP.

Options Exercised and Stock Vested
The following table sets forth certain information with respect to the vesting or exercise of stock options during the fiscal year ended December 31, 2011 with respect to our named executive officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
	(#)	($)	(#)	($)
Ryan K. Wuerch	—	—	51,660	434,288
Allyn P. Hebner	—	—	57,293	322,040
Richard E. Leigh, Jr.	—	—	37,501	238,205
James R. Smith, Jr.	—	—	99,999	633,728
James Ryan	—	—	87,500	499,328
C. Stephen Cordial (1)	—	—	—	—
Charles P. Scullion	—	—	—	—

(1)	Mr. Cordial is not an employee of the Company and, therefore, he receives a base salary but does not otherwise participate in the Company's compensation structure.

Pension Benefits & Non-qualified Deferred Compensation
We sponsor a 401(k) plan, which is a qualified retirement plan offered to all eligible employees, including our named executive officers, that permits eligible employees to elect to defer a portion of their compensation on a pre-tax basis. The Compensation Committee may in its sole discretion determine to approve a performance-based matching contribution, subject to the Company's achievement of certain financial metrics. For fiscal year 2011, Messrs. Scullion, Hebner, Leigh, and Smith each received matching contributions in the amounts of $2,372, $1,250, $1,500, and $501, respectively. We do not provide and do not intend to provide any non-qualified deferred compensation or defined benefit pension plans to any of our named executive officers or other employees.

Employment Agreements
James R. Smith, Jr.
Mr. Smith's offer letter was signed and accepted as of January 8, 2009. The offer letter states that Mr. Smith is entitled to an annual base salary of $332,000 payable in equal installments on the 15th and the last day of each month. Under the terms of the offer letter, Mr. Smith is currently entitled to participate in our CIP with a prorated target earnings opportunity of 55% of his annual base salary. Mr. Smith may also be eligible to participate in our equity incentive plans and is currently provided medical, health and dental insurance coverage for himself and his dependents. Based upon satisfaction of the terms of his relocation commitment, Mr. Smith received a restricted stock award of 333,333 shares under the 2004 Motricity, Inc. Stock Plan. He also received a grant of an additional 66,666 shares on February 9, 2010, because he was an active employee in good standing on January 5, 2010, the one-year anniversary of his start date with the Company. Mr. Smith's agreement stated that he will be eligible for a “Sale Completion” bonus, should the Company be sold during the term of his employment. However, no Sale Completion bonus was payable if the value of Mr. Smith's accelerated vesting of equity and share ownership resulting from the sale was greater than the Sale Completion bonus otherwise payable. Additionally, no Sale Completion bonus is payable if he is terminated prior to the sale of the Company. The offer letter specifies that Mr. Smith's employment is “at will” and can be terminated without cause or notice at any time, but also provides that Mr. Smith will be entitled to severance pay and health insurance benefits if, as defined in the offer letter, he is terminated without cause or resigns for good reason. Specifically, contingent upon his execution of a release and waiver of claims in favor of the Company, Mr. Smith will receive his monthly base salary in effect at the time of termination, along with continued health coverage, for a period of nine months. The offer letter specifies that, during his employment with us and for nine months thereafter, Mr. Smith will not engage in specified competitive activities or solicit our customers or interfere with our business. Mr. Smith's offer letter states that he is subject to the terms and conditions of our non-disclosure agreement and that he shall not serve as a member of another board without prior approval from the Chief Executive Officer. Mr. Smith's offer letter was amended on May 19, 2010 in connection with the Company's stock becoming publicly traded for purposes of Section 409A of the Code. Mr. Smith's offer letter was further amended on April 19, 2011 to reflect increases in Mr. Smith's annual base salary and target earnings opportunity percentage under our CIP. Mr. Smith's annual base salary increased to $400,000, effective April 7, 2011, and his participation in our 2011 CIP increased to a target earnings opportunity of 75% of his annual base salary for 2011. In 2011, our named executive officers were not eligible to receive bonus awards under our 2011 CIP as a result of the Company not achieving the target performance, in the aggregate, for our revenue, CIP Adjusted Net Income and discretionary performance metrics. On April 19, 2011 the Compensation Committee approved a 2011 bonus equity grant to Mr. Smith under the 2010 LTIP. Mr. Smith was issued an option to purchase 120,000 shares of Common Stock under the 2010 LTIP.

Mr. Smith's offer letter was further amended on August 21, 2011 in connection with his appointment as the Company's Interim Chief Executive Officer, the amendment removes in its entirety Mr. Smith's right to a “Sale Completion” bonus upon a sale of the Company and provides for a broader definition of “good reason.”

C. Stephen Cordial
In connection with Mr. Cordial's appointment to the position of Interim Chief Financial Officer, the Company entered into a Interim Services Agreement with SFN Professional Services LLC, parent to Mr. Cordial's direct employer Tatum (“SFNPS”), dated August 24, 2011, which sets forth the terms and conditions of the services that Mr. Cordial will provide to the Company. Pursuant to the services agreement, the Company will pay SFNPS a fee of $43,400 per month for Mr. Cordial's services. The Company or SFNPS may terminate the services agreement at any time, provided that SFNPS must provide the Company with 15 days advance written notice, subject to certain exceptions. Pursuant to the services agreement, SFNPS agrees not to solicit our employees or interfere with our business and agrees to be bound by certain confidentiality terms. A non-disclosure and intellectual property protection agreement executed by Mr. Cordial and attached as an exhibit to the services agreement specifies that during his employment with us Mr. Cordial will not engage in specified competitive activities and for two years following his termination, he agrees not to solicit our customers or interfere with our business. The non- disclosure and intellectual property protection agreement states that Mr. Cordial is further subject to the confidentiality and invention assignment terms and conditions.

Richard Stalzer
Mr. Stalzer entered into an offer letter with the Company, effective January 23, 2012, pursuant to which he serves as President of the Company's mobile marketing and advertising business. Under the terms of the offer letter, Mr. Stalzer is entitled to an annual base salary of $345,000. Additionally, in accordance with the terms of the offer letter and the Company's 2010 Long-Term Incentive Plan, the Compensation Committee of the Board of Directors approved the grant to Mr. Stalzer of options to purchase 190,000 shares of the Company's common stock effective upon the completion of the Company's proposed rights offering. Additionally, Mr. Stalzer is eligible to participate in the Company's 2012 Corporate Incentive Plan and is subject to non-disclosure, non-competition and non-solicitation covenants. If the Company terminates Mr. Stalzer's employment without cause prior to two years from the effective date, he will receive 6 months of continued base salary payments.

Charles P. Scullion
Effective January 20, 2012, Mr. Scullion resigned for good reason from his employment with the Company. Pursuant to the Mr. Scullion's Release Agreement, Mr. Scullion agreed to release the Company from all claims arising out of his employment with the Company or the cessation thereof (other than claims arising pursuant to the Scullion Release Agreement). In consideration for such release and in accordance with the terms of Mr. Scullion's employment agreement, the Company agreed to pay Mr. Scullion severance in the gross amount of $258,750 to be paid in equal installments over nine months following the effective date of the Scullion Release Agreement. Mr. Scullion remains subject to certain non- disclosure and non-solicitation covenants. Further, his restricted stock and stock options, all of which were unvested, were forfeited. Mr. Scullion entered into an employment agreement with the Company effective May 12, 2011 for an initial 2 year term, which automatically renewed for successive one year periods unless either the Company or Mr. Scullion provided at least 90 days prior written notice of an intent to terminate the employment agreement earlier. Under the terms of the amended agreement, Mr. Scullion was entitled to an annual base salary of $345,000. Mr. Scullion was entitled to participate in the 2011 CIP, with a target earnings opportunity of 70% of his annual base salary. In 2011, our named executive officers were not eligible to receive bonus awards under our 2011 CIP as a result of the Company not achieving the target performance, in the aggregate, for our revenue, CIP Adjusted Net Income and discretionary performance metrics. In consideration of Mr. Scullion's relocation from Texas to the state of Washington by July 31, 2011, he received $290,000 as reimbursement of relocation costs subject to forfeiture under the terms of the Company's relocation program. Mr. Scullion also received commuting expenses for the period from his hire through his permanent relocation. Additionally, in accordance with the terms of his employment agreement, on May 12, 2011, our Compensation Committee approved the grant to Mr. Scullion under the terms of our 2010 LTIP of options to purchase 193,500 shares of Common Stock at $9.00 per share and 40,000 shares of restricted stock, each award to vest in pro-rata equal installments on each of the first four anniversaries of the effective date of the employment agreement, all of which shares and options were forfeited in connection with Mr. Scullion's resignation.

Ryan K. Wuerch
On August 21, 2011, the Company and Mr. Wuerch mutually agreed, effective August 20, 2011, to terminate Mr. Wuerch's employment with the Company and terminate his amended and restated executive employment agreement. Pursuant to the terms of the employment agreement, such termination also effected the immediate resignation of Mr. Wuerch from the Board of Directors of the Company and from all his positions as an officer of the Company. In connection with Mr. Wuerch's termination, the Company and Mr. Wuerch entered into a release agreement, effective August 20, 2011, setting forth the terms of Mr. Wuerch's mutually agreed upon termination. Pursuant to the release agreement, Mr. Wuerch agreed to unilaterally release the Company from all claims arising out of his employment with the Company or the cessation thereof (other than claims arising pursuant to the release agreement and an indemnification agreement with the Company). In consideration for such release and in accordance with the terms of Mr. Wuerch's employment agreement, the Company agreed to pay Mr. Wuerch severance in the gross amount of $450,000. Pursuant to the terms of Mr. Wuerch's Non-Qualified Stock Option Agreement, dated March 26, 2010, an option with respect to 125,000 additional shares of Common Stock vested and became exercisable effective upon Mr. Wuerch's termination. The option has an exercise price of $20.40 per share and remained exercisable for 90 days from the termination after which time it expires. Mr. Wuerch did not exercise his option prior to its expiration, and the option was forfeited. Furthermore, in accordance with the terms of a Restricted Stock Grant Agreement, dated January 1, 2008, 17,220 of Mr. Wuerch's restricted shares of Common Stock vested and became non-forfeitable as of the effective date of Mr. Wuerch's termination. Following his termination, Mr. Wuerch remains subject to certain non-disclosure and non-solicitation covenants with the non-solicitation obligations continuing for two years from the date of termination. If there is a breach of the release agreement by Mr. Wuerch, among other things, the Company is not obligated to make any more payments under the release agreement.

Mr. Wuerch entered into an amended and restated employment agreement with the Company effective January 19, 2010 for an initial 24-month term, which automatically renewed for successive one year periods unless either the Company or Mr. Wuerch provided at least 90 days prior written notice of an intent to terminate the employment agreement earlier. Under the terms of the amended agreement, Mr. Wuerch was entitled to an annual base salary of $375,000; provided that on the effective date of our initial public offering (“initial public offering”), Mr. Wuerch's annual base salary increased to $450,000. Mr. Wuerch also received “Temporary Adjustment” payments (which represent a COLA adjustment agreed upon in 2008 in connection with his relocation from North Carolina to the state of Washington) prior to our initial public offering in 2010 equal to 20% of his base salary. Mr. Wuerch participated in the 2010 CIP, and had a target earnings opportunity of 75% of his annual base salary until our initial public offering, upon which Mr. Wuerch's incentive opportunity under the CIP was increased to 100% of his annual base salary. Mr. Wuerch's 2010 CIP award was prorated for each of the foregoing percentages based upon the date of the initial public offering (June 17, 2010). Mr. Wuerch's employment agreement also provided that, in the event a “company sale” (as defined in his employment agreement) occurred prior to the earlier of an initial public offering and July 25, 2010, in which the

“aggregate value” (as defined in the agreement) is (i) $300,000,000 or less, Mr. Wuerch would have been entitled to receive a lump sum payment equal to $2,000,000 (less the applicable percentage if less than 100% of the Company's equity is sold), or (ii) greater than $300,000,000, Mr. Wuerch would have been entitled to receive a lump sum payment equal to 1% times the aggregate value of the company sale (less the applicable percentage if less than 100% of the Company's equity is sold ), in any case such lump sum to be reduced by the aggregate “equity proceeds” (as defined in the agreement); provided, that Mr. Wuerch remained employed by the Company at the time of the company sale or have been terminated without “cause” or have resigned for “good reason” (each as defined in the agreement) within four months prior to such company sale. Since an initial public offering occurred prior to a “company sale”, Mr. Wuerch was not entitled to foregoing “company sale” payment.

Additionally, in accordance with the terms of his employment agreement, on March 26, 2010, our Compensation Committee approved the grant to Mr. Wuerch under the terms of our 2010 LTIP of options to purchase 333,333 shares of Common Stock at $20.40 per share to vest in pro-rata equal installments on each of the first four anniversaries of the effective date of the initial public offering, provided that the initial public offering occurred prior to July 31, 2010, Mr. Wuerch remained an employee in good standing on the applicable vesting dates and the employment agreement had not been previously terminated. With respect to such option, 50% of the outstanding unvested portion of the option immediately vested and became exercisable in the event Mr. Wuerch was terminated by the Company without cause, other than due to death or disability, or Mr. Wuerch resigned for good reason, as such terms are defined in his employment agreement. Under the terms of his employment agreement, in the event Mr. Wuerch was terminated by the Company without cause or he resigned for good reason, as defined in his employment agreement, contingent upon his execution of a release and waiver of claims in favor of the Company, he was to receive (i) 12 months of continued base salary payments, (ii) a pro- rated amount of his annual bonus based on actual performance for the year in which his employment terminated, payable in a lump sum at the time the Company paid such bonuses under the CIP and (iii) accelerated vesting of 50% of all outstanding and unvested options issued in connection with the employment agreement. In the event Mr. Wuerch was terminated by the Company without cause or he resigned for good reason in connection with a change of control (as defined in his employment agreement), contingent upon his execution of a release and waiver of claims in favor of the Company, Mr. Wuerch was to receive (i) an amount equal to two times the sum of (x) his base salary and (y) the average actual annual bonuses received by him over the three-year period prior to the date of his termination, payable in installments over the 12-month period following his termination of employment and (ii) accelerated vesting of 50% of all outstanding and unvested options issued in connection with the employment agreement. The employment agreement specified that during his employment with us and for 12 months thereafter, Mr. Wuerch would not engage in specified competitive activities and for two years following his termination, he agreed not to solicit our customers or interfere with our business. Mr. Wuerch's agreement stated that he was subject to the terms and conditions of our non-disclosure agreement.

Allyn P. Hebner
On August 31, 2011, the Company entered into a release agreement with Mr. Hebner, effective August 31, 2011, setting forth the terms pursuant to which Mr. Hebner's employment with the Company was terminated and Mr. Hebner resigned as an officer of the Company. Pursuant to the release agreement, Mr. Hebner agreed to release the Company from all claims arising out of his employment with the Company or the cessation thereof (other than claims arising pursuant to the release agreement and an indemnification agreement with the Company). In consideration for such release and in accordance with the terms of Mr. Hebner's offer letter, the Company agreed to pay Mr. Hebner severance in the gross amount of $225,000 to be paid in equal installments over nine months following the effective date of the release agreement. In accordance with the terms of a Restricted Stock Grant Agreement, dated May 7, 2009, 36,459 of Mr. Hebner's restricted shares of Common Stock vested and became non-forfeitable as of the effective date of Mr. Hebner's termination. Furthermore, Mr. Hebner remains subject to the non-disclosure, non-competition and non-solicitation covenants described above.

Mr. Hebner served as Interim Chief Financial Officer effective August 4, 2008 and was subsequently offered the position of permanent Chief Financial Officer. Upon the commencement of his service as our permanent Chief Financial Officer on March 6, 2009, Mr. Hebner signed an offer letter which adjusted his annual base salary to equal $275,000 to be payable in equal installments on the 15th and the last day of each month. Under the terms of the offer letter, Mr. Hebner was entitled to participate in our CIP with a prorated target earnings opportunity of 55% of his annual base salary for 2010. Mr. Hebner was also eligible to participate in our equity incentive plans and was provided medical, health and dental insurance coverage for himself and his dependents. Upon commencement of employment, Mr. Hebner received a restricted stock award of 166,666 shares under the 2004 Motricity, Inc. Stock Plan. Mr. Hebner's offer letter stated he was eligible for a “Sale Completion” bonus, should the Company have been sold during the term of his employment. However, no Sale Completion bonus was payable if the value of Mr. Hebner's accelerated vesting of equity and share ownership resulting from the sale was greater than the Sale Completion bonus otherwise payable. Additionally, Mr. Hebner's agreement stated that he was subject to the terms and conditions of our non-disclosure agreement, and that he would not serve as a member of another board without prior approval from the Chief Executive Officer. Additionally, no Sale Completion bonus was payable if he was terminated prior to the sale of the Company. The offer letter specified that Mr. Hebner's employment was “at will” and could be terminated without cause or notice at anytime, but also provided that Mr. Hebner was entitled to severance pay if, as defined in the offer letter, he was terminated without cause or resigned for good reason. Specifically, contingent upon his execution of a release and waiver of claims in favor of the Company, Mr. Hebner was to receive his monthly base salary in effect at the time of termination for a period of nine months. The offer letter specified that, during his employment with us and for nine months thereafter, Mr. Hebner would not engage in specified competitive activities and for two years following his termination solicit our customers or interfere with our business. Mr. Hebner's offer letter was amended on May 19, 2010 in connection with the Company's stock becoming publicly traded for purposes of Section 409A of the Code. On March 22, 2011, the Compensation Committee approved increases in Mr. Hebner's annual base salary and target earnings opportunity percentage under our CIP and a 2011 bonus equity grant under the 2010 LTIP. Mr. Hebner's annual base salary increased to $300,000, effective March 22, 2011, and his participation in our 2011 CIP was set to increase to a target earnings opportunity of 60% of his annual base salary for 2011. In addition, Mr. Hebner was issued a grant of an option to purchase 45,000 shares of Common Stock under the 2010 LTIP.

Richard E. Leigh, Jr.
On August 31, 2011, the Company entered into a release agreement with Mr. Leigh, setting forth the terms pursuant to which Mr. Leigh's employment with the Company was terminated and Mr. Leigh resigned as an officer of the Company effective August 31, 2011. Pursuant to the release agreement, Mr. Leigh agreed to release the Company from all claims arising out of his employment with the Company or the cessation thereof (other than claims arising pursuant to the release agreement and an indemnification agreement with the Company). In consideration for such release and in accordance with the terms of Mr. Leigh's offer letter, the Company agreed to pay Mr. Leigh severance in the gross amount of $300,000 to be paid in equal installments over twelve months following the effective date of the release agreement, together with continued health coverage. In accordance with the terms of a Restricted Stock Grant Agreement, dated January 30, 2009, 20,835 of Mr. Leigh's restricted shares of Common Stock vested and became non-forfeitable as of the effective date of Mr. Leigh's termination. Furthermore, Mr. Leigh remains subject to the non-disclosure covenants described above.

Mr. Leigh's offer letter was signed and accepted on August 12, 2008. The offer letter stated that Mr. Leigh was entitled to an annual base salary of $290,000 payable in equal installments on the 15th and the last day of each month. Under the terms of the offer letter, Mr. Leigh was entitled to participate in our CIP with a target earnings opportunity of 50% of his annual base salary for 2010. Mr. Leigh was eligible to participate in our equity incentive plans and was provided medical, health and dental insurance coverage for himself and his dependents. Upon commencement of employment, Mr. Leigh received a restricted stock award of 133,333 shares under the 2004 Motricity, Inc. Stock Plan. Mr. Leigh's agreement stated he was eligible for a “Sale Completion” bonus, should the Company have been sold during the term of his employment. However, no Sale Completion bonus was payable if the value of Mr. Leigh's accelerated vesting of equity and share ownership resulting from the sale was greater than the Sale Completion bonus otherwise payable. Additionally, no Sale Completion bonus was payable if he was terminated prior to the sale of the Company. The offer letter specified that Mr. Leigh's employment was “at will” and could be terminated without cause or notice at any time, but also provided that Mr. Leigh was entitled to severance pay and health insurance benefits if, as defined in the offer letter, he was terminated without cause or resigned for good reason. Specifically, contingent upon his execution of a release and waiver of claims in favor of the Company, Mr. Leigh was to receive his monthly base salary in effect at the time of termination, along with continued health coverage, for a period of 12 months. Mr. Leigh's offer letter stated that he was subject to the terms and conditions of our non- disclosure agreement. Mr. Leigh's offer letter was amended on May 19, 2010 in connection with the Company's stock becoming publicly traded for purposes of Section 409A of the Code. On March 22, 2011, the Compensation Committee approved increases in Mr. Leigh's annual base salary and target earnings opportunity percentage under our CIP and a 2011 bonus equity grant under the 2010 LTIP. Mr. Leigh's annual base salary increased to $300,000, effective March 22, 2011, and his participation in our 2011 CIP was set to increase to a target earnings opportunity of 60% of his annual base salary for 2011. In addition, Mr. Leigh was issued a grant of an option to purchase 45,000 shares of Common Stock under the 2010 LTIP.

James Ryan
On August 12, 2011, the Company entered into a release agreement with Mr. Ryan, effective August 15, 2011, setting forth the terms pursuant to which Mr. Ryan's employment with the Company was terminated and Mr. Ryan resigned as an officer of the Company. Pursuant to the release agreement, Mr. Ryan agreed to release the Company from all claims arising out of his employment with the Company or the cessation thereof (other than claims arising pursuant to the release agreement and an indemnification agreement with the Company). In consideration for such release and in accordance with the terms of Mr. Ryan's offer letter, the Company agreed to pay Mr. Ryan severance in the gross amount of $225,000 to be paid in equal installments over nine months following the effective date of the release agreement. In accordance with the terms of a Restricted Stock Grant Agreement, dated August 6, 2009, 58,333 of Mr. Ryan's restricted shares of Common Stock vested and became non-forfeitable as of the effective date of Mr. Ryan's termination. Furthermore, Mr. Ryan remains subject to the non-disclosure, non-competition and non-solicitation covenants described above.

Mr. Ryan's offer letter was signed and accepted on May 23, 2009. The offer letter stated that Mr. Ryan was entitled to an annual base salary of $275,000 payable in equal installments on the 15th and the last day of each month. Under the terms of the offer letter, Mr. Ryan was entitled to participate in our CIP with a prorated target earnings opportunity of 50% of his annualized base salary for 2010. Mr. Ryan was also eligible to participate in our equity incentive plans and was provided medical, health and dental insurance coverage for himself and his dependents. Upon commencement of employment, Mr. Ryan received a restricted stock award of 233,333 shares under the 2004 Motricity, Inc. Stock Plan. Mr. Ryan's offer letter also stated that he was eligible for a “Sale Completion” bonus, should the Company have been sold during the term of his employment. However, no Sale Completion bonus was payable if the value of Mr. Ryan's accelerated vesting of equity and share ownership resulting from the sale was greater than the Sale Completion bonus otherwise payable. Additionally, no Sale Completion bonus was payable if he was terminated prior to the sale of the Company. The offer letter specified that Mr. Ryan's employment was “at will” and could be terminated without cause or notice at any time, but also provided that Mr. Ryan was entitled to severance pay if, as defined in the offer letter, he was terminated without cause or resigned for good reason. Specifically, contingent upon his execution of a release and waiver of claims in favor of the Company, Mr. Ryan was to receive his monthly base salary in effect at the time of termination for a period of nine months. The offer letter specified that, during his employment with us and for nine months thereafter, Mr. Ryan would not engage in specified competitive activities and for two years following his termination of employment he would not solicit our customers or interfere with our business. Mr. Ryan's offer letter stated that he was subject to the terms and conditions of our non-disclosure agreement. Mr. Ryan's offer letter was amended on May 19, 2010 in connection with the Company's stock becoming publicly traded for purposes of Section 409A of the Code. On March 22, 2011, the Compensation Committee approved increases in Mr. Ryan's annual base salary and target earnings opportunity percentage under our CIP and a 2011 bonus equity grant under the 2010 LTIP. Mr. Ryan's annual base salary increased to $300,000, effective March 22, 2011, and his participation in our 2011 CIP was set to increase to a target earnings opportunity of 60% of his annual base salary for 2011. In addition, Mr. Ryan was issued a grant of an option to purchase 45,000 shares of Common Stock under the 2010 LTIP.

Non-Disclosure Agreements
In addition to the restrictive covenants contained in their offer letters and employment agreements, each of the named executive officers have agreed to comply with our non-disclosure and non-competition agreement (the “Non-Disclosure Agreement”) on the following terms, respectively:

Name	Employment Document	Non- Disclosure Agreement	Non- Compete	Non- Solicitation Period Length	Intellectual Property Protection
James R. Smith, Jr.	Offer Letter	Yes	9 Months	9 Months	1 Year
C. Stephen Cordial	Interim Services Agreement	Yes	N/A	2 Years	1 Year
Richard Stalzer	Offer Letter	Yes	1 Year	2 Years	1 Year
Charles Scullion	Employment Agreement	Yes	1 Year	2 Years	1 Year
Ryan K. Wuerch	Employment Agreement	Yes	1 Year	2 Years	1 Year
Allyn P. Hebner	Offer Letter	Yes	9 Months	2 Years	1 Year
Richard E. Leigh, Jr.	Offer Letter	Yes	N/A	N/A	N/A
James Ryan	Offer Letter	Yes	9 Months	2 Years	1 Year

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

Potential Payments Upon Termination Without Cause or For Good Reason and without a Change of Control
The following table sets forth quantitative estimates of the benefits that would have accrued to each of our named executive officers if his employment had been terminated without cause or had the employee terminated for good reason on December 31, 2011 and a change of control had not occurred on or prior to that date. Amounts below reflect potential payments pursuant to the amended employment agreements and offer letters for such named executive officers. The employment of each of Messrs. Wuerch, Hebner, Leigh and Ryan was terminated during fiscal year 2011 and the actual benefits that were paid out to them are disclosed above in the section captioned “-Employment Agreements.”

Name of Executive Officer	Cash Severance Benefits ($)		Continued Health Benefits ($)	Value of Accelerated Equity Awards ($)(2)	Total ($)
James R. Smith, Jr.	300,000	(1)	8,864	52,502	361,366
C. Stephen Cordial (3)	—		—	—	—
Charles Scullion	258,750	(1)	—	18,000	276,750

(1)
Represents severance nine months of base salary for each of Messrs. Smith and Scullion. See the section captioned “- Employment Agreements” for a description of the severance payable to the named executive officers.

(2)
Represents accelerated vesting of 50% of each named executive officer's unvested restricted stock, in accordance with the terms of the restricted share grant agreements where 50% of the unvested restricted shares vest upon a termination without cause or for good reason.

(3)	Mr. Cordial is not an employee of the Company and, therefore, he receives a base salary but does not otherwise participate in the Company's compensation structure.

(4)
Mr. Scullion resigned effective January 20, 2012, at which time he became entitled to receive his cash severance to be paid in equal installments over nine months and his restricted stock and stock options, all of which were unvested, were forfeited.

Potential Payments Upon Termination Without Cause or for Good Reason in connection with a Change of Control
The named executive officers do not receive additional benefits upon a termination due to death or disability (with or without a change of control).

Change of Control with Continued Employment
The following table sets forth the quantitative estimates of the benefits to be received by each named executive officer, if a change of control had occurred on December 31, 2011 and each named executive officer continued his employment with the Company. Amounts below reflect potential payments pursuant to the amended employment agreements and offer letters for such named executive officers. On August 21, 2011, in connection with his appointment as the Company's Interim Chief Executive Officer, Mr. Smith's offer letter was further amended, removing in its entirety Mr. Smith's right to a “Sale Completion” bonus upon a sale of the Company. The employment of each of Messrs. Wuerch, Hebner, Leigh and Ryan was terminated during fiscal year 2011, and the actual benefits that were paid out to them are disclosed above in the section captioned “-Employment Agreements.”

Name of Executive Officer	Cash Benefit ($) Sale Bonus	Value of Accelerated Equity Awards ($)(1)	Total ($)
James R. Smith, Jr.	—	52,502	52,502
C. Stephen Cordial (2)	—	—	—
Charles Scullion (3)	—	—	—

(1)
Represents accelerated vesting of 50% of each named executive officer's unvested restricted stock, in accordance with the terms of the restricted share grant agreements where 50% of the unvested restricted shares vest upon a change of control.

(2)	Mr. Cordial is not an employee of the Company and, therefore, he receives a base salary but does not otherwise participate in the Company's compensation structure.

(3)	Mr. Scullion resigned effective January 20, 2012.

Director Compensation
To date, we have provided cash compensation to non-employee directors for their services as directors or members of committees of the Board of Directors. We have reimbursed and will continue to reimburse such non-employee directors for their reasonable expenses incurred in attending meetings of our Board of Directors and committees of the Board of Directors.

In accordance with our Compensation Committee Charter, our Compensation Committee has adopted a compensation program for such non-employee directors, or the “Non-Employee Director Compensation Policy.”

On April 29, 2011, the Compensation Committee approved and recommended to the Board of Directors, which subsequently approved board compensation effective through May 1, 2012 that is deemed to be competitive with the market for non-employee director's compensation. Such non-employee board members shall receive the following cash compensation: $30,000 annually; the chairperson of the board will receive an additional fee earned of $20,000; the chairperson of each of the Audit Committee and Compensation Committee will receive an additional $15,000 and the chairperson of the Governance and Nominating Committee will receive an additional $10,000. Each of the members of the Audit Committee, Compensation Committee and Governance and Nominating Committee, excluding the chair positions, will receive an additional $5,000. In addition, the Compensation Committee approved and recommended to the Board of Directors, which subsequently approved, the granting of restricted stock equal in value to $140,000 to each non-employee director as part of their annual compensation. The Compensation Committee approved and recommended to the Board of Directors, which subsequently approved, the increase of the restricted stock award from $120,000 to $140,000 in value to compensate the non-employee directors for the additional responsibilities associated with the Company's stock becoming publicly traded. Additionally, non-employee director members of special committees received a one-time special retainer of $10,000 for their service until April 29, 2011, and non-employee directors received a special meeting fee of $1,500 per meeting for attendance at more than eight meetings of 30 minutes of longer of the Board of Directors or any committee on which they serve between May 1, 2011 and September 30, 2011. Such special meeting fees were eliminated effective September 30, 2011 and the members of the three special committees of the Board of Directors instead received an annual retainer of $10,000 for 2011 for each such special committee they served on. In January 2012 the Board of Directors designated its strategic alternatives committee as a standing committee of the Board of Directors with the chairman receiving an annual cash compensation of $15,000 and each member other than the chairman receiving an annual cash compensation of $5,000. The non- employee director compensation policy also provides that non-employee directors must own shares of the Company equal to four times their cash retainer within five years of joining our Board of Directors. As of July 19, 2011, this ownership guideline was revised to require our non-employee members of the board to own three times their cash retainer within five years of joining our Board of Directors.

Subsequent annual grants of equity to such non-employee members of the board, if any, will be made on May 1 of each year in conjunction with the annual meeting of the Company's stockholders. In accordance with our non-employee director compensation policy, on April 29th, 2011 active non-employee directors received a grant of restricted stock, subject to a one year vest on the anniversary date of the grant.

Below is a summary table of what our 2011 non-employee board members (other than directors receiving compensation from and appointed by our principal stockholders) have received through December 31, 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (7)	Total ($)
Brett Icahn	57,500	138,025	—	—	186,900	382,425
Barbara Judge (Thomas)	71,500	138,025	—	—	230,532	440,057
Brian Turner (2)	39,162	138,025	—	—	351,520	528,707
Hunter Gary	56,228	138,025	—	—	186,900	381,153
Suzanne King (3)	32,500	138,025	—	—	186,900	357,425
Jeffrey Bowden (4)	—	—	—	—	—	—
James L. Nelson (5)	47,529	35,252	—	—	—	82,781
Jay A. Firestone (6)	51,277	35,252	—	—	35,252	121,781

(1)
The value of Stock Awards represents the grant date fair value of such award. The fair value of Stock Awards, which are restricted stock, is based on the closing price of our Common Stock on the grant date.

(2)	Mr. Turner resigned from the Board on July 11, 2011.

(3)	Ms. King resigned from the Board on June 30, 2011.

(4)	Mr. Bowden resigned from the Board on February 9, 2011 and did not receive compensation as a director for 2011.

(5)	Mr. Nelson was appointed to the Board on June 29, 2011.

(6)	Mr. Firestone was appointed to the Board on July 11, 2011

(7)	Amounts in this column reflect income received as a result of restricted stock released throughout 2011.

All of our directors are eligible to participate in our 2010 LTIP and their compensatory equity grants will be granted under, and subject to the terms of, the 2010 LTIP.

Limitation of Liability and Indemnification Matters
We have entered into separate indemnification agreements with our directors and executive officers, in addition to indemnification provided for in our Restated Certificate of Incorporation and By-laws. These agreements, among other things, provide for indemnification of our directors and executive officers for expenses, judgments, fines and settlement amounts incurred by this person in any action or proceeding arising out of this person's services as a director or executive officer or at our request. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers.

Compensation Committee Interlocks and Insider Participation
Hunter C. Gary, Lady Barbara Judge and James Nelson served as members of our Compensation Committee in the last fiscal year. None of them is or has at any time been one of our officers or employees. None of our executive officers serves as a member of the Compensation Committee or board of directors of any other entity that has an executive officer serving as a member of our Board of Directors or Compensation Committee.
Mr. Gary is married to Mr. Carl C. Icahn’s wife’s daughter. We have engaged in certain agreements and transactions with entities controlled by Mr. Icahn. First, Koala Holding LP, an affiliate of Mr. Icahn, is party to our Registration Rights Agreement. We also participate in a buying group arrangement with Icahn Sourcing LLC, an affiliate of Mr. Icahn. We do not pay any fees in connection with this arrangement. Koala Holding LP and its affiliates beneficially own approximately 16.7% of Common Stock as of March 2, 2012. See “Item 13. Certain Relationships, Related Transactions and Director Independence” of this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 2, 2012, certain information regarding the ownership of Common Stock by (1) each person known to us to beneficially own 5% or more of Common Stock; (2) each of our executive officers named in the 2011 Summary Compensation Table; (3) each of our current executive officers and directors; and (4) all of our executive officers and directors as a group. With respect to executive officers named in the 2011 Summary Compensation Table, the employment of the following executive officers with the Company has been terminated on or before the date of this table: Messrs. Wuerch, Hebner, Leigh, Ryan and Scullion.

Beneficial ownership is determined in accordance with the rules of the SEC and thus represents voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to applicable community property laws. Shares of Common Stock subject to options or warrants or other convertible securities that are currently exercisable or exercisable within 60 days of March 2, 2012 are deemed to be outstanding and to be beneficially owned by the person holding the options or warrants or other convertible securities for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The percentage of shares beneficially owned is based upon 46,178,461 shares of Common Stock outstanding as of March 2, 2012.

Name	Amount and Nature of Beneficial Ownership	Percent of Class
Entities affiliated with Carl C. Icahn(1)	7,873,373	16.7%
c/o Icahn Associates Corp. 767 Fifth Avenue, 47th Floor New York, NY 10153

Directors and Named Executive Officers:
Ryan K. Wuerch	(2)	(2)%
James R. Smith, Jr.(3)	220,225		*
Allyn P. Hebner	(4)	(4)	*
Richard E. Leigh, Jr.	(5)	(5)	*
James Ryan	(6)	(6)	*
Charles Scullion(7)	(7)		*
Hunter C. Gary(8)	24,339		*
Brett C. Icahn(9)	29,241		*
Lady Barbara Judge CBE(10)	32,339		*
James L. Nelson(11)	16,867		*
Jay A. Firestone(12)	16,867		*
C. Stephen Cordial(13)	—		*
Richard Stalzer (14)	—
All directors and executive officers as a group (8 persons)(15)	339,878	0.7%

*	Less than 1%

(1)
Information in the table and this footnote is based upon information contained in a Schedule 13G filed with the SEC on February 11, 2011 by Mr. Carl C. Icahn and includes 1,091,334 shares of Common Stock issuable upon exercise of a warrant beneficially owned by entities affiliated with Mr. Carl C. Icahn. As of December 31, 2011, Mr. Carl C. Icahn had shared voting power and shared dispositive power with regard to 6,782,039 shares.

(2)
On August 21, 2011, the Company and Mr. Wuerch mutually agreed, effective August 20, 2011, to terminate Mr. Wuerch's employment with the Company. Therefore, the Company is unable to confirm Mr. Wuerch's beneficial ownership.

(3)
Includes 166,672 shares of restricted stock (see the section captioned "Executive Compensation- Long-Term Equity-Based Compensation" for a description of the vesting of the restricted stock) and 36,777 shares of Common Stock. On August 20, 2011, the Company appointed Mr. Smith, its President and Chief Operating Officer, to the position of Interim Chief Executive Officer.

(4)	On August 5, 2011, the employment of Mr. Hebner was terminated effective as of August 31, 2011. Therefore, the Company is unable to confirm Mr. Hebner's beneficial ownership.

(5)	On August 15, 2011, the employment of Mr. Leigh was terminated effective August 31, 2011. Therefore, the Company is unable to confirm Mr. Leigh's beneficial ownership.

(6)	On August 5, 2011, the employment of Mr. Ryan was terminated effective as of August 15, 2011. Therefore, the Company is unable to confirm Mr. Ryan's beneficial ownership.

(7)
Effective January 20, 2012, Mr. Scullion resigned from his employment with the Company and his 40,000 shares of restricted stock were forfeited. Therefore, the Company is unable to confirm Mr. Scullion's beneficial ownership.

(8)
Includes 10,339 shares of restricted stock (see the section captioned "Executive Compensation - Long-Term Equity-Based Compensation" for a description of the vesting of the restricted stock) and 14,000 shares of Common Stock.

(9)
Includes 10,339 shares of restricted stock (see the section captioned "Executive Compensation - Long-Term Equity-Based Compensation" for a description of the vesting of the restricted stock), 18,696 shares of Common Stock, and 206 shares of Common Stock issuable upon the exercise of a warrant.

(10)
Includes 15,672 shares of restricted stock (see the section captioned "Executive Compensation - Long-Term Equity-Based Compensation" for a description of the vesting of the restricted stock) and 16,667 shares of Common Stock.

(11)	Includes 16,867 shares of restricted stock (see the section captioned "Executive Compensation - Long-Term Equity-Based Compensation" for a description of the vesting of the restricted stock).

(12)	Includes 16,867 shares of restricted stock (see the section captioned "Executive Compensation - Long-Term Equity-Based Compensation" for a description of the vesting of the restricted stock).

(13)
The Company appointed C. Stephen Cordial, a partner at Tatum, a division of SFN Projessional Services LLC, a consulting and executive services firm, to the position of Interim Chief Financial Officer effective August 24, 2011.

(14)	The Company appointed Richard Stalzer to the position of President, Mobile Marketing and Advertising effective January 23, 2012.

(15)	All directors and executive officers as a group does not include the following individuals whose employment with the Company has ended: Messrs. Wuerch, Hebner, Leigh, Ryan and Scullion.

Securities Authorized for Issuance Under Equity Compensation Plans
For information on securities authorized for issuance under equity compensation plans, please refer to Item 11 "Executive Compensation" under the subheading "Equity Compensation Plan Information."

Item 13.	Certain Relationships, Related Transactions and Director Independence.
Registration Rights Agreement
In October 2007, in connection with our Series I financing, we entered into an amended and restated registration rights agreement with certain of our significant stockholders including funds affiliated with Advanced Equities, Inc., Technology Crossover Ventures and New Enterprise Associates, Inc., and Koala Holding LP, an entity beneficially owned by Mr. Carl C. Icahn. The then-existing registration rights agreement had been amended to include registration rights for investors in our preferred stock financings prior to 2007.

At any time, the holders of a majority of the registrable securities then outstanding may demand that we register all or a portion of their registrable securities under the Securities Act. “Registrable securities” means shares of Common Stock acquired directly by an investor, shares of Common Stock issued upon conversion or redemption of shares of our preferred stock, and shares of Common Stock issued as a dividend or distribution on our common or preferred stock. Upon a demand for registration, we are obligated to provide notice to certain stockholders of the demand for registration and, upon notice to us, such stockholder may participate in the registration. These holders are entitled to two demand registrations under the terms of the registration rights agreement, provided that the aggregate value of the registrable shares is at least $10 million.

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

The holders of registrable securities shall have the right to request registration on Form S-3 provided that the aggregate value of the registrable shares to be filed on such Form S-3 is at least $10 million. Upon such a demand for registration, assuming we are eligible to use Form S-3, we will be obligated to provide notice to certain stockholders of the demand for registration on Form S-3 and, upon notice to us, such stockholder may participate in the registration. These holders are entitled to two demand registrations on Form S-3 under the terms of the registration rights agreement.

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

The registration rights under the registration rights agreement shall expire on the earlier of (a) seven years following the closing of our initial public offering and (b) such time as the holder of registrable securities may sell all of its securities pursuant to Rule 144 of the Securities Act of 1933, as amended.

Relocation Arrangements
In July 2011, in consideration of his relocation to Bellevue, Mr. Charles P. Scullion, our former Chief Strategy Officer and interim President of MMA who resigned effective January 20, 2012, received $290,000 as reimbursement of relocation costs, subject to forfeiture under the terms of the Company's relocation program. Mr. Scullion also received commuting expenses for the period from his hire through his permanent relocation.

Arrangement with Icahn Sourcing LLC
Icahn Sourcing LLC (“Icahn Sourcing”) is an entity formed and controlled by Mr. Carl C. Icahn in order to leverage the potential buying power of a group of entities which Mr. Carl C. Icahn either owns or with which he otherwise has a relationship in negotiating with a wide range of suppliers of goods, services, and tangible and intangible property. We are a member of this buying group and, as such, are afforded the opportunity to purchase goods, services and property from vendors with whom Icahn Sourcing has negotiated rates and terms. In return, Icahn Sourcing may disclose certain information to the vendors regarding our historic usage and future needs with respect to particular goods and services. Icahn Sourcing does not guarantee that we will purchase any goods, services or property from any such vendors and we are under no legal obligation to do so. Our agreement with Icahn Sourcing specifies no fees will be paid by either party to the other with respect to the buying group arrangement and that we may terminate our participation in the arrangement at any time. We have purchased a variety of goods and services as a member of the buying group at prices and on terms that we believe are more favorable than those which would be achieved on a stand-alone basis.

Conversion of Series H Preferred Stock
On January 3, 2011, all remaining shares of our Series H Preferred Stock were, at our option, converted into 2,348,182 shares of our common stock. Approximately 2,343,486 of those shares were issued to Koala Holding LP, an entity controlled by Mr. Carl C. Icahn, and 4,696 of those shares were issued to Mr. Brett C. Icahn, in each case on account of the Series H Preferred Stock held by them. Pursuant to the terms of our certificate of incorporation, dividends ceased to accrue on the shares of Series H Preferred Stock and all rights associated with the Series H Preferred Stock terminated.

Term Loan

We entered into a $20 million term loan with High River Limited Partnership ("High River") on September 16, 2011 and subsequently amended the terms of the term loan on November 14, 2011 and on February 28, 2012. The term loan accrues interest at 9% per year, which is paid-in-kind quarterly through capitalizing interest and adding it to the principal balance, is secured by a first lien on substantially all of our assets and is guaranteed by two of our subsidiaries, mCore International and Motricity Canada. The principal and interest are due and payable at maturity on August 28, 2013. We used the proceeds of the term loan to pay the amounts outstanding under our credit facility with Silicon Valley Bank and to provide additional working capital. The term loan provides High River with a right to accelerate the payment of the term loan if we experience an ownership change (within the meaning of Section 382 of the Internal Revenue Code of 1986 as amended) that results in a substantial limitation on our ability to use our net operating losses and related tax benefits or if the shares of any preferred stock become redeemable at the option of the holders or if we are required to pay the liquidation preference for such shares. See Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operation - Liquidity and Capital Resources."

High River Limited Partnership is beneficially owned by Mr. Carl C. Icahn, a beneficial holder, as of March 2, 2012, of approximately 16.7% of our outstanding shares. Mr. Brett C. Icahn, a director of the Company, is the son of Mr. Carl C. Icahn, and Mr. Hunter C. Gary, a director of the Company, is married to Mr. Carl C. Icahn's wife's daughter. The term loan as amended with High River was unanimously approved by the disinterested directors of the Company's Board of Directors.

Corporate Opportunities Waiver
In order to address potential conflicts of interest between us and the funds affiliated with New Enterprise Associates, Inc. and Technology Crossover Ventures, and Koala Holding LP, and any person or entity affiliated with these investors (each, an “Exempted Investor”), our Restated Certificate of Incorporation contains provisions regulating and defining the conduct of our affairs after the completion of our initial public offering as they may involve each Exempted Investor and its officers, directors or employees, and our powers, rights, duties and liabilities and those of our officers, directors and stockholders in connection with our relationship with each such investor.

Our Restated Certificate of Incorporation provides that no Exempted Investor is under any duty to present any corporate opportunity to us which may be a corporate opportunity for such Exempted Investor or any officer, director or employee thereof and us and each Exempted Investor or any officer, director or employee thereof will not be liable to us or our stockholders for breach of any fiduciary duty as our stockholder or director by reason of the fact that such Exempted Investor pursues or acquires that corporate opportunity for itself, directs that corporate opportunity to another person or does not present that corporate opportunity to us. For purposes of our Restated Certificate of Incorporation, “corporate opportunities” include business opportunities that we are financially able to undertake, that are, from their nature, in our line of business, are of practical advantage to us and are ones in which we have an interest or a reasonable expectancy, and in which, by embracing the opportunities, the self-interest of each Exempted Investor or its officers or directors will be brought into conflict with our self-interest. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock will be deemed to have consented to these provisions of our Restated Certificate of Incorporation.

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

Our Board of Directors has adopted a written policy regarding transactions with related persons, which we refer to as our “related person policy.” Our related person policy, as modified by further delegation from the Board of Directors to the Audit Committee, requires that a “related person” (any party satisfying the definition of such term as defined as in paragraph (a) of Item 404 of Regulation S-K) since the beginning of the Company's last fiscal year or during the three year period prior to the date of the “related person transaction” (defined as any transaction that is reportable by us under Item 404(a) of Regulation S-K in which we were or are to be a participant and in which any related person had or will have a direct or indirect material interest) must submit to the Audit Committee for consideration at the next committee meeting any such related person transaction. The Audit Committee will determine whether the transaction is likely to be significant to the assessment of the independence of a director and if it's found to be significant, the Audit Committee shall advise the Board of Directors of the transaction and any relevant information. No related person transaction will be consummated or will continue without the approval or ratification of the Audit Committee. In determining whether to approve or ratify a related party transaction, the

Audit Committee will take into account, among other factors it deems appropriate, whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person's interest in the transaction. It is our policy that directors interested in a related person transaction will recuse themselves from any vote of a related person transaction in which they have an interest.

Director Independence
The Board of Directors has determined that each director is an independent director, as such term is defined in the corporate governance rules of the NASDAQ Stock Market, constituting a majority of independent directors on our Board of Directors as required by the NASDAQ Stock Market rules. In considering independence, the Board of Directors considered, in addition to relationships disclosed under “Certain Relationships, Related Transactions and Director Independence,” (i) Mr. Gary's relationships with entities controlled by Mr. Carl C. Icahn described under “Directors and Executive Officers” and that Mr. Gary is married to Mr. Carl C. Icahn's wife's daughter, and (ii) Mr. Brett Icahn's relationships with entities controlled by Mr. Carl C. Icahn described under “Directors and Executive Officers” and that Mr. Brett Icahn is the son of Mr. Carl C. Icahn.

Audit Committee
The Audit Committee consists of three members: Mr. Firestone, Mr. Gary and Mr. Icahn, each of whom is a non-employee member of our Board of Directors. Mr. Firestone is the chairperson of our Audit Committee. Our Board of Directors has affirmatively determined that Mr. Firestone, Mr. Gary and Mr. Icahn meet the definition of “independent directors” for purposes of serving on an audit committee under applicable SEC and the NASDAQ Stock Market rules.

Compensation Committee
The Compensation Committee consists of three members: Mr. Gary, Lady Judge and Mr. Nelson, each of whom is a non-employee member of our Board of Directors. Mr. Gary is the chairperson of our Compensation Committee. Our Board of Directors has affirmatively determined that Mr. Gary, Lady Judge and Mr. Nelson meet the definition of “independent directors” for purposes of serving on a compensation committee under applicable SEC and the NASDAQ Stock Market rules.

Governance and Nominating Committee
The Governance and Nominating Committee consists of three members: Mr. Gary, Lady Judge and Mr. Icahn, each of whom is a non-employee member of our Board of Directors. Mr. Gary is the chairperson of our Governance and Nominating Committee. Our Board of Directors has affirmatively determined that Mr. Gary, Lady Judge and Mr. Icahn meet the definition of independent directors for purposes of serving on a governance and nominating committee under applicable SEC and the NASDAQ Stock Market rules.

Item 14.	Principal Accountant Fees and Services.

Audit Fees
During the year ended December 31, 2011, we incurred fees and related expenses for professional services rendered by Grant Thornton LLP relating to the audit and review of our financial statements totaling $0.5 million. "Audit fees" included fees for the review of our quarterly financial statements for the quarter ended September 30, 2011 on Form 10-Q, the audit of our annual financial statements and our Annual Report on Form 10-K for the fiscal year 2011 and fees relating to the filing of our registration statement for the proposed rights offering with the U.S. Securities and Exchange Commission (the "SEC").

During the years ended December 31, 2011 and 2010, we incurred fees and related expenses for professional services rendered by PricewaterhouseCoopers LLP relating to the audit and review of our financial statements totaling approximately $0.5 million and $1.63 million, respectively. "Audit Fees" for 2011 included fees for the reviews of our quarterly financial statements for the quarter ended March 31, 2011 and June 30, 2011 on Form 10-Q, interim work related to the audit of our annual financial statements on our Annual Report on Form 10-K, and fees for the issuance of consents relating to our Form S-3 and Form S-1 filings. "Audit Fees" for 2010 included fees for professional services and expenses relating to the reviews of our quarterly financial statements for the quarters ended June 30, 2010 and September 30, 2010 on Form 10-Q, the audit of our annual financial statements and our Annual Report on Form 10-K for the fiscal year 2010 and fees relating to our Form S-1 and Form S-8 filings with the SEC.

Audit Related Fees
None.

Tax Fees
None.

All Other Fees
None.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this report:

1. Financial Statements
The following financial statements are submitted in Part II, Item 8 of this annual report:

2. Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts	89
All other financial statement schedules have been omitted because the required information is either included in the financial statements or the notes thereto or is not applicable.

3. Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Bellevue, state of Washington, on March 13, 2012.

MOTRICITY, INC.

Date:	March 13, 2012	By:	/s/ James R. Smith, Jr.
James R. Smith, Jr.
Interim Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicted have signed this report below.

Signature	Title	Date

/s/ James. R. Smith, Jr.	President, Interim Chief Executive Officer and Principal Executive Officer	March 13, 2012
James R. Smith, Jr.

/s/ C. Stephen Cordial	Interim Chief Financial Officer, Treasurer, Principal Financial and Principal Accounting Officer	March 13, 2012
C. Stephen Cordial

/s/ James L. Nelson	Chairman of the Board	March 13, 2012
James L. Nelson

/s/ Hunter C. Gary	Director	March 13, 2012
Hunter C. Gary

/s/ Brett C. Icahn	Director	March 13, 2012
Brett C. Icahn

/s/ Lady Barbara Judge CBE	Director	March 13, 2012
Lady Barbara Judge CBE

/s/ Jaffrey A. Firestone	Director	March 13, 2012
Jaffrey A. Firestone

EXHIBIT INDEX

EXHIBIT NO.	Incorporated by Reference	Description of Documents
2.1	BB	Arrangement Agreement, dated as of March 12, 2011, by and among Adenyo Inc., 7761520 Canada Inc., Motricity, Inc. and the other parties thereto

3.1	A	Restated Certificate of Incorporation

3.2	B	Bylaws

10.1	D	Master Services Agreement, dated as of December 30, 2008, between GlobalLogic, Inc. and Motricity, Inc. ‡

10.2	D	Second Amended and Restated Wireless Services Agreement #00014249, dated as of July 22, 2005, between InfoSpace Mobile, Inc. and Cingular Wireless LLC, as amended ‡

10.3	D	WAP 2.0 Hosting Agreement, dated as of June 24, 2004, between Premium Wireless Services USA, Inc. d/b/a InfoSpace Mobile and Cellco Partnership d/b/a Verizon Wireless, as amended ‡

10.4	E	Amendment Number 9 to WAP 2.0 Hosting Agreement, dated as of June 24, 2004, dated as of November 8, 2010, between Motricity, Inc. and Cellco Partnership d/b/a Verizon Wireless

10.5	F	Amendment Number 8 to WAP 2.0 Hosting Agreement, dated as of June 24, 2004, dated as of June 30, 2010, between Motricity, Inc. and Cellco Partnership d/b/a Verizon Wireless ‡

10.6	F	Amendment Number 7 to WAP 2.0 Hosting Agreement, dated as of June 24, 2004, dated as of March 29, 2010, between Motricity, Inc. and Cellco Partnership d/b/a Verizon Wireless ‡

10.7	B	Office Lease, dated as of December 21, 2007, between WA-Three Bellevue Center, LLC and Motricity, Inc. ‡

10.8	C	Employment Offer Letter, dated as of May 22, 2009, between Motricity, Inc. and Jim Ryan

10.9	C	Employment Offer Letter, dated as of January 7, 2009, between Motricity, Inc. and James R. Smith, Jr.

10.10	C	Employment Offer Letter, dated as of March 6, 2009, between Motricity, Inc. and Allyn P. Hebner

10.11	C	Employment Offer Letter, dated as of August 8, 2008, between Motricity, Inc. and Richard E. Leigh, Jr.

10.12	C	Second Amended and Restated Employment Agreement, as amended, dated as of January 1, 2008, between Motricity, Inc. and Ryan K. Wuerch

10.13	C	Amended and Restated Executive Employment Agreement, dated as of January 19, 2010, between Motricity, Inc. and Ryan K. Wuerch

10.14	D	Option Agreement, dated as of March 26, 2010, between Motricity, Inc. and Ryan K. Wuerch

10.15	D	Form of First Amendment to Employment Offer Letter Agreement of Executive Officers

10.16	C	Amended and Restated 2004 Stock Incentive Plan of Motricity, Inc., as amended through August 4, 2005

10.17	D	Motricity, Inc. 2010 Amended and Restated Corporate Incentive Plan ‡

10.18	B	Motricity, Inc. 2010 Long-Term Incentive Plan

10.19	B	Form of Stock Option Agreement under 2004 Plan

10.20	B	Form of Restricted Stock Grant Agreement under 2004 Plan

10.21	C	Form of Motricity, Inc. Indemnification Agreement

10.22	D	Form of Stock Option Agreement under the 2010 Long-Term Incentive Plan

10.23	D	Certificate of Amendment to the 2004 Stock Incentive Plan of Motricity, Inc.

10.24	E	Master Service Agreement, dated as of October 1, 2010, between Motricity Inc. and AT&T Services, Inc.

10.25	E	Service Exhibit No. 20100607.090.S.002, dated as of October 1, 2010, between Motricity, Inc. and AT&T Services, Inc. ‡

10.26	F	Form of Restricted Stock Agreement under the 2010 Long-Term Incentive Plan

10.27	H	Advisory Agreement, dated May 5, 2010, between Motricity, Inc. and Advanced Equities, Inc.

10.28	A	Amendment to Advisory Agreement dated May 5, 2010, dated June 14, 2010, between Motricity, Inc. and Advanced Equities, Inc.

10.29	I	Omnibus Amendment Agreement, dated January 20, 2010, between Motricity, Inc. and Advanced Equities, Inc.

10.30	J	Arrangement Agreement, dated January 30, 2011, among Adenyo Inc., 7761520 Canada Inc. and Motricity, Inc. and Michael Orr, as shareholder representative

10.31	K	Development Work Agreement, dated as of May 18, 2010, between PT XL Axiata Tbk., and Motricity, Inc. ‡

10.32	K	Software License and Maintenance Agreement, dated as of May 18, 2010, between PT XL Axiata Tbk., and Motricity, Inc. ‡

10.33	K	System Supply, Integration and Managed Services Agreement, dated as of May 18, 2010, between PT XL Axiata Tbk., and Motricity, Inc. ‡

10.34	M	Second Amendment to Letter Agreement, dated as of April 19, 2011, by and between James R. Smith, Jr. and Motricity, Inc.

10.35	N	Amendment Number 10 to Agreement Number 750-67761-2004 Between Cellco Partnership D/B/A Verizon Wireless and Motricity, Inc. ‡

10.36	Z	2011 Corporate Incentive Plan

10.37	O	Agreement by and between Brian Turner and Motricity, Inc. dated July 11, 2011

10.38	Q	Release Agreement between Motricity, Inc. and James Ryan, dated August 12, 2011

10.39	R	Release Agreement between Motricity, Inc. and Ryan K. Wuerch, dated August 21, 2011

10.40	R	Third Amendment to Letter Agreement between Motricity, Inc. and James R. Smith, Jr., dated August 21, 2011

10.41	S	Interim Services Agreement between Motricity, Inc. and SFN Professional Services LLC, dated August 24, 2011

10.42	T	Release Agreement between Motricity, Inc. and Allyn P. Hebner, dated August 31, 2011

10.43	T	Release Agreement between Motricity, Inc. and Richard E. Leigh, Jr., dated August 31, 2011

10.44	U	Promissory Note issued by Motricity, Inc. in favor of High River Limited Partnership, dated September 16, 2011

10.45	U	Security Agreement between Motricity, Inc. and High River Limited Partnership, dated September 16, 2011

10.46	V	Executive Employment Agreement between Motricity, Inc. and Charles Scullion, dated May 12, 2011

10.47	V	Letter Agreement between Motricity, Inc. and Charles Scullion, dated September 29, 2011

10.48	V	Motricity, Inc. Executive Officer Severance/Change in Control Plan

10.49	W	Motricity, Inc. 2010 Long-Term Incentive Plan, as amended

10.50	X	First Amendment to Service Exhibit No. 20100607.090.S.002 between Motricity, Inc. and AT&T Services, Inc., dated September 1, 2011 ‡

10.51	X
Fourth Amendment to the Second Amended and Restated Wireless Services Agreement #00014249 between Motricity, Inc. (formerly known as InfoSpace Mobile, Inc.) and AT&T Mobility LLC (formerly known as Cingular Wireless LLC), dated September 1, 2011 ‡

10.52	X	Motricity, Inc. Amended and Restated 2011 Corporate Incentive Plan ‡

10.53	X	First Amendment to the System Supply, Integration and Managed Services Agreement between PT XL Axiata Tbk. and PT Motricity Indonesia, dated June 30, 2011

10.54	Y	First Amendment to Promissory Note by and between Motricity, Inc. and High River Limited Partnership, dated November 14, 2011

10.55	AA	Employment Offer Letter, between Motricity, Inc. and Richard Stalzer

10.56	AA	Release Agreement, dated as of January 22, 2012 between Motricity, Inc. and Charles Scullion
10.57		Amended and Restated Promissory Note issued by Motricity, Inc. in favor of High River Limited Partnership, dated February 28, 2012.*
10.58		Amended and Restated Security Agreement by and between Motricity, Inc. and mCore International, Inc. with and in favor of High River Limited Partnership dated February 28, 2012.*

16.1	U	Letter from PricewaterhouseCoopers LLP dated September 22, 2011

23.1		Consent of Grant Thornton LLP

23.2		Consent of PricewaterhouseCoopers LLP*

31.1		Certification of James R. Smith, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2		Certification of C. Stephen Cordial pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.**

32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.**

101.INS		XBRL Instance Document**

101.SCH		XBRL Taxonomy Extension Schema Document***

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document***

101.LAB		XBRL Taxonomy Extension Label Linkbase Document***

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document***

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document***

*	Filed herewith.

**	Furnished herewith.

***
Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and are otherwise not subject to liability under these sections.

‡
Confidential treatment was granted for certain provisions of this Exhibit pursuant to Exchange Act Rule 24b-2. These provisions have been omitted from the filing and submitted separately to the Securities and Exchange Commission.

(1)	If not filed herewith, filed as an exhibit to the document referred to by letter as follows:

	A	Registration Statement on Form S-1/A, File No. 333-164471, filed on June 15, 2010

	B	Registration Statement on Form S-1/A, File No. 333-164471, filed on April 26, 2010

	C	Registration Statement on Form S-1, File No. 333-164471, filed January 22, 2010

	D	Registration Statement on Form S-1/A, File No. 333-164471, filed June 2, 2010

	E	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed on November 3, 2010

	F	Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2010, filed on August 6, 2010

	G	Registration Statement on Form S-1/A, File No. 333-164471, filed June 16, 2010

	H	Registration Statement on Form S-1/A, File No. 333-164471, filed on June 7, 2010

	I	Registration Statement on Form S-1/A, File No. 333-164471, filed on March 8, 2010

	J	Current Report on Form 8-K, filed February 1, 2011

	K	Amendment No. 2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on January 18, 2012

	L	Current Report on Form 8-K, filed on April 15, 2011

	M	Current Report on Form 8-K, filed on April 22, 2011

	N	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed on May 5, 2011

	O	Current Report on Form 8-K, filed on July 15, 2011

	P	Current Report on Form 8-K, filed on August 9, 2011

	Q	Current Report on Form 8-K, filed on August 17, 2011

	R	Current Report on Form 8-K, filed on August 22, 2011

	S	Current Report on Form 8-K, filed on August 25, 2011

	T	Current Report on Form 8-K, filed on September 7, 2011

	U	Current Report on Form 8-K, filed on September 22, 2011

	V	Current Report on Form 8-K, filed on October 5, 2011

	W	Current Report on Form 8-K, filed on November 2, 2011

	X	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed on November 21, 2011

	Y	Current Report on Form 8-K, filed on November 14, 2011

	Z	Amendment No. 1 Quarterly Report on form 10-Q for the quarterly period ended September 30, 2011, filed on January 18, 2012

	AA	Current Report on Form 8-K, filed on January 23, 2012

	BB	Current Report on Form 8-K, filed on March 18, 2011