Form 10-Q
period 2012-03-31
MOTRICITY INC
filed 2012-05-10
CIK 1336691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-34781

Motricity, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1059798
(State of incorporation)	(I.R.S. Employer Identification Number)
601 108th Avenue Northeast
Suite 900
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 4, 2012 there were 46,171,073 shares of the registrant's common stock, par value of $0.001 per share, outstanding.

PART I

Item 1.	Condensed Consolidated Financial Statements.

Motricity, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data and per share amounts)
(unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$10,423	$13,066
Restricted short-term investments	434	434
Accounts receivable, net of allowance for doubtful accounts of $824 and $905, respectively	26,643	42,521
Prepaid expenses and other current assets	4,565	5,758
Assets held for sale	5,268	5,206
Total current assets	47,333	66,985
Property and equipment, net	13,213	15,440
Goodwill	25,343	25,208
Intangible assets, net	9,873	10,120
Other assets	1,127	359
Total assets	$96,889	$118,112

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$20,154	$34,583
Accrued compensation	5,379	5,200
Deferred revenue, current portion	1,851	1,824
Other current liabilities	1,686	681
Liabilities held for sale	4,849	5,120
Total current liabilities	33,919	47,408
Deferred tax liability	354	262
Debt facilities	20,991	20,531
Other noncurrent liabilities	532	786
Total liabilities	55,796	68,987

Stockholders’ equity
Common stock, $0.001 par value; 625,000,000 shares authorized; 46,171,073 and 46,226,797 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	46	46
Additional paid-in capital	570,700	570,331
Accumulated deficit	(528,165)	(519,480)
Accumulated other comprehensive loss	(1,488)	(1,772)
Total stockholders’ equity	41,093	49,125
Total liabilities and stockholders’ equity	$96,889	$118,112
The accompanying notes are an integral part of these condensed consolidated financial statements.

Motricity, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share data and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue
Managed services	$21,887	$21,842
Professional services	899	2,451
Total revenues	22,786	24,293

Operating expenses
Direct third-party expenses	5,154	2,930
Datacenter and network operations, excluding depreciation	3,441	6,083
Product development and sustainment, excluding depreciation	5,032	4,038
Sales and marketing, excluding depreciation	2,525	3,447
General and administrative, excluding depreciation	6,298	6,063
Depreciation and amortization	1,754	4,284
Acquisition transaction and integration costs	—	4,072
Restructuring	2,037	246
Total operating expenses	26,241	31,163
Operating loss	(3,455)	(6,870)
Other income (expense), net
Other income	4	41
Interest expense	(461)	—
Other income (expense), net	(457)	41
Loss before income taxes	(3,912)	(6,829)
Provision for income taxes	92	542
Loss from continuing operations	(4,004)	(7,371)
Income (loss) from discontinued operations	(4,681)	1,230
Net Loss	(8,685)	(6,141)

Net loss from continuing operations per share – basic and diluted	(0.09)	(0.18)
Net income (loss) from discontinued operations per share – basic and diluted	(0.10)	0.03
Net loss per share – basic and diluted	$(0.19)	$(0.15)
Weighted-average common shares outstanding – basic and diluted	45,980,781	42,286,133

Depreciation and amortization by function
Datacenter and network operations	$975	$2,540
Product development and sustainment	248	1,057
Sales and marketing	392	569
General and administrative	139	118
Total depreciation and amortization	$1,754	$4,284
The accompanying notes are an integral part of these condensed consolidated financial statements.

Motricity, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Net loss	$(8,685)	$(6,141)
Other comprehensive loss:
Foreign currency translation adjustment	284	185
Comprehensive loss	$(8,401)	$(5,956)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Motricity, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data and per share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance as of December 31, 2010	40,721,754	$41	$467,565	$(324,088)	$46	$143,564
Net loss	—	—	—	(195,392)	—	(195,392)
Foreign currency translation adjustment	—	—	—	—	(1,818)	(1,818)
Common stock issued in business acquisition	3,277,002	3	43,351	—	—	43,354
Conversion of redeemable preferred stock to common stock	2,348,181	2	49,861	—	—	49,863
Restricted stock activity	(139,448)	—	(674)	—	—	(674)
Exercise of common stock options and warrants	19,308	—	198	—	—	198
Stock-based compensation expense	—	—	10,030	—	—	10,030
Balance as of December 31, 2011	46,226,797	46	570,331	(519,480)	(1,772)	49,125
Net loss	—	—	—	(8,685)	—	(8,685)
Foreign currency translation adjustment	—	—	—	—	284	284
Restricted stock activity	(55,724)	—	—	—	—	—
Stock-based compensation expense	—	—	369	—	—	369
Balance as of March 31, 2012	46,171,073	$46	$570,700	$(528,165)	$(1,488)	$41,093
The accompanying notes are an integral part of these condensed consolidated financial statements.

Motricity, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(8,685)	$(6,141)
(Income) loss from discontinued operations	4,681	(1,230)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,754	4,284
Stock-based compensation expense	369	2,144
Deferred tax liability	92	442
Other non-cash adjustments	538	31
Changes in operating assets and liabilities
Accounts receivable	15,651	(9,849)
Prepaid expenses and other assets	906	913
Other long-term assets	—	(721)
Accounts payable and accrued expenses	(11,296)	(5,408)
Deferred revenue	(6)	(407)
Net cash provided by (used in) operating activities - continuing operations	4,004	(15,942)
Net cash provided by (used in) operating activities - discontinued operations	(4,901)	2,122
Net cash used in operating activities	(897)	(13,820)

Cash flows from investing activities
Purchase of property and equipment	(834)	(239)
Capitalization of software development costs	—	(2,193)
Net cash used in investing activities - continuing operations	(834)	(2,432)
Net cash used in investing activities - discontinued operations	(29)	(1,294)
Net cash used in investing activities	(863)	(3,726)

Cash flows from financing activities
Net proceeds from sale of common stock	—	147
Restricted short-term investments	—	335
Prepaid offering costs	(580)	—
Net cash provided by (used in) financing activities - continuing operations	(580)	482
Effect of exchange rate changes on cash and cash equivalents	(45)	136
Net decrease in cash and cash equivalents	(2,385)	(16,928)
Cash and cash equivalents at beginning of period	13,066	78,519
Cash reclassified to assets held for sale at beginning of period	159	—
Cash reclassified to assets held for sale at end of period	(417)	—
Cash and cash equivalents at end of period	$10,423	$61,591

Supplemental schedule of cash flow information:
Conversion of redeemable preferred stock to common stock	$—	$49,863
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

Following the termination of our relationship with XL, we decided to exit our business in India and the Asia Pacific region. These decisions were based on the resources and cost associated with these operations, the intensified competition in the region and our decision to streamline our operations and focus on our mobile marketing and advertising and enterprise business, while at the same time recommitting some of our resources to our North American carrier operations. We may face administrative and regulatory hurdles as we exit our subsidiaries in India and the Asia Pacific region, the process may be longer than anticipated, and we may incur significant unexpected expenses in connection with the wind down.

Additionally, as a part of our new strategic path and a reduction in the actual and anticipated performance of the subsidiaries, we decided to divest of our subsidiaries located in France and the Netherlands. The France subsidiary was acquired in 2011 as a part of our business combination with Adenyo. The Netherlands subsidiary was acquired as a part of our business combination with Infospace in 2007. We completed the divestitures of the France and Netherlands subsidiaries in May 2012. The costs associated with the divestitures of these subsidiaries are minimal.

While we believe that the exit from the international operations will have a positive effect on our profitability in the long term, there is no assurance that this will be the case or that we will be able to generate significant revenues from our other customers or from our mobile marketing and advertising and enterprise business. As of January 1, 2012, all of the operations related to India, the Asia Pacific region, our France subsidiary and our Netherlands subsidiary are reported as discontinued operations in the condensed consolidated financial statements. The prior period operations related to these entities have also been reclassified as discontinued operations retrospectively for all periods presented.

Since September 2011, with the assistance of GCA Savvian Advisors, LLC (“Savvian”), we have been exploring strategic options, including a spin-off, sale or other transaction involving our carrier business and mobile media and enterprise business. After considering the indications of interest and offers received in this process, we decided to end the process of actively pursuing a sale of our business. As such, we decided to focus our resources on other strategic paths, including increasing the focus on our mobile media and enterprise business, broadening our solutions and services to North American carriers, and pursuing financing alternatives such as the proposed rights offering.

On February 28, 2012 we amended our term loan from High River Limited Partnership ("High River") to, among other things, extend its maturity date to August 28, 2013 and on May 10, 2012 we further amended the term loan and High River agreed to provide us with a $5,000 revolving loan facility. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. High River is beneficially owned by Mr. Carl C. Icahn, a beneficial holder, as of May 4, 2012, of approximately 16.5% of our outstanding shares. Mr. Brett C. Icahn, a director of the Company, is the son of Mr. Carl C. Icahn, and Mr. Hunter C. Gary, a director of the Company, is married to Mr. Carl C. Icahn's wife's daughter. The term loan as amended with High River was unanimously approved by a committee comprised of disinterested directors of the Company's Board of Directors.

Motricity, Inc.

Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

If we are unable to meet the performance commitments under our revenue contracts or effectively enforce or accurately and timely bill and collect for contracts with our customers, it may have an adverse impact on our cash flow and liquidity. At March 31, 2012, $8,736 of accounts receivable related to our messaging business, of which $7,582 will be used to pay outstanding accounts payable balances. Independent of the messaging business, $3,836 was included in accounts receivable but was not billed until April 2012.

We believe that our future cash flow from operations and available cash and cash equivalents will be sufficient to meet our liquidity needs for the next 12 months. However, this may not be the case, our longer-term liquidity and ability to execute on our longer term business plan is contingent on our ability to raise additional capital, including in the proposed rights offering and on our not experiencing any events that may accelerate the payment of amounts outstanding under our term loan and revolving credit facility. We are required to use the proceeds from our proposed rights offering to repay our revolving loan facility, but not our term loan. Our ability to fund our capital needs also depends on our future operating performance, our ability to successfully realign our costs and strategic path, the effect of any financing alternatives we may pursue and our ability to meet financial covenants under any indebtedness we may incur. We may also need to raise additional capital to execute our longer term business plan.

We cannot assure that sufficient capital (including from the proposed rights offering) will be available on acceptable terms, if at all, or that we will generate sufficient funds from operations to repay amounts outstanding under our term loan and revolving credit facility when due or to adequately fund our longer term operating needs. If we are unable to raise sufficient funds, we may need to implement additional cost reduction measures and explore other sources to fund our longer term business needs and repay amounts outstanding under our term loan and revolving credit facility when due. Our failure to do so could result in, among other things, a default under our term loan and revolving credit facility, loss of our customers and a loss of our stockholders' entire investment. Our ability to meet our liquidity needs or raise additional funds may also be impacted by the legal proceedings we are subject to as described in more detail below. Our operating performance may also be affected by risks and uncertainties discussed in Part II, Item 1.A - Risk Factors. These risks and uncertainties may also adversely affect our short and long-term liquidity.

2. Summary of Significant Accounting Policies

Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Motricity, Inc. Annual Report filed on Form 10-K for the year ended December 31, 2011.
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
The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year or for any other period.

Reclassifications
In the first quarter of 2012, we commenced the exit of our operations in India, the Asia Pacific region, France and the Netherlands. Beginning during the first quarter of 2012, all of the operations related to these regions, as well as any resulting gain or loss recognized from the exit activity, will be reported as discontinued operations in the condensed consolidated financial statements. We have also reported the prior period operations related to these entities as discontinued operations retrospectively for all periods presented. Additionally, the assets and liabilities related to France and Netherlands have been classified as held for sale in the consolidated balance sheets for all periods presented. See Note 3 - Discontinued Operations for more information.

Motricity, Inc.

Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Goodwill
Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair value of the identifiable net assets acquired. In 2011, a goodwill impairment charge of $124,305 was recorded based upon a combination of factors, primarily the significant decline of our market capitalization below the book value of our net assets and the reduction in the actual and anticipated performance of acquired businesses below our expectations. In the first quarter of 2012, we allocated a total of $720 of our goodwill balance to our France and Netherlands subsidiaries that was considered held for sale. We have reclassified the Condensed Consolidated Balance Sheet to reflect this allocation. After this allocation the amount of goodwill was $25,343 and $25,208 at March 31, 2012 and December 31, 2011, respectively. See Note 4 - Goodwill for more information.

Accumulated Other Comprehensive Loss
Comprehensive loss includes net loss as currently reported under U.S. GAAP and other comprehensive loss. Other comprehensive loss considers the effects of additional economic events, such as foreign currency translation adjustments, that are not required to be recorded in determining net loss, but rather are reported as a separate component of stockholders’ equity. In the first quarter of 2012, we adopted the new guidance for other comprehensive income. Under the amended guidance, an entity is no longer allowed to present the components of other comprehensive income in the statement of stockholders' equity. Instead, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. We have elected to present comprehensive income in two consecutive statements, see our condensed consolidated statement of comprehensive loss for details.

Fair Value of Financial Instruments
As of March 31, 2012 and December 31, 2011, we had $10,423 and $13,066 of cash and cash equivalents, respectively, and $434 of restricted short-term investments for both periods. Restricted short-term investments were evaluated using quoted market prices (Level 1) to determine their fair value. In addition, the carrying amount of certain financial instruments, including accounts receivable, accounts payable and accrued expenses approximates fair value due to their short maturities. The carrying value of our long term debt approximates the fair value due to the close proximity of the date of the loan and loan amendments to March 31, 2012.

Recent Accounting Pronouncements
There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

3. Discontinued Operations
On December 31, 2011, we agreed to terminate our relationship with PT XL Axiata Tbk (“XL”), at XL's request. The termination followed negotiations relating to the continued business relationship among us and XL and XL's indication that it wished to exit its relationship with us. Several agreements pursuant to which we provided XL with mobile data and related services in Indonesia were terminated. In connection with this termination and as a result of the review of our strategic path, we also decided to increase our focus on our mobile marketing and advertising and enterprise business and re-evaluate our international carrier business. As part of this process, we decided to exit our business in India and the Asia Pacific region. The decision to exit the business in India and the Asia Pacific region was based on the resources and costs associated with these operations, the intensified competition in the region and our decision to streamline our operations and focus on our mobile marketing and advertising and enterprise business, while at the same time recommitting some of our resources to our North American carrier operations. In connection with this exit, we have terminated all of our employees and closed down our offices in Singapore, Malaysia, Indonesia and India and our data center in India. Other costs include associated legal, accounting and tax costs. Substantially all exit costs are expected to be incurred as cash expenditures.

Additionally, as a part of our new strategic path and a reduction in the actual and anticipated performance of the subsidiaries, we decided to sell our subsidiaries located in France and the Netherlands. The France subsidiary was acquired in 2011 as a part of our business combination with Adenyo. The Netherlands subsidiary was acquired as a part of our business combination with Infospace in 2007. We completed the sale of the France and Netherlands subsidiaries in May 2012. The costs associated with the sale of these subsidiaries are minimal and no significant gain or loss is expected.

Motricity, Inc.

Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

As of January 1, 2012, all of the operations related to India, the Asia Pacific region, our France subsidiary and our Netherlands subsidiary are reported as discontinued operations in the condensed consolidated financial statements. The prior period operations related to these entities have also been reported as discontinued operations retrospectively for all periods presented. The assets and liabilities related to our France subsidiary and our Netherlands subsidiary are reported as assets and liabilities held for sale in the condensed balance sheets as of March 31, 2012. We have presented the prior year assets and liabilities related to the France and Netherlands subsidiaries as held for sale to provide comparability between the periods presented.

Discontinued operations on the condensed consolidated statement of operations for the three months ended March 31, 2012 is as follows:

	Three Months Ended March 31, 2012
	France Subsidiary	Netherlands Subsidiary	India and the Asia Pacific Region	Total
Revenue	$658	$645	$—	$1,303
Operating income (loss)	(141)	16	(3,718)	(3,843)
Pre-tax income (loss)	(141)	16	(4,517)	(4,642)
Provision for taxes	—	—	39	39
Net income (loss) from discontinued operations	$(141)	$16	$(4,556)	$(4,681)

Discontinued operations on the condensed consolidated statement of operations for the three months ended March 31, 2011 is as follows:

	Three Months Ended March 31, 2011
	France Subsidiary	Netherlands Subsidiary	India and the Asia Pacific Region	Total
Revenue	$—	$685	$7,236	$7,921
Operating income (loss)	—	(307)	1,587	1,280
Pre-tax income (loss)	—	(308)	1,571	1,263
Provision for taxes	—	—	33	33
Net income (loss) from discontinued operations	$—	$(308)	$1,538	$1,230

Assets and liabilities held for sale for the France and Netherlands subsidiaries on the condensed consolidated balance sheets consist of the following:

Motricity, Inc.

Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

	March 31, 2012	December 31, 2011
Assets held for sale:
Cash	$417	$159
Accounts receivable, net of allowance for doubtful accounts	2,689	2,864
Prepaid expenses and other current assets	351	339
Property and equipment, net	937	975
Goodwill	720	720
Other assets	154	149
Total assets held for sale	$5,268	$5,206

Liabilities held for sale:
Accounts payable and accrued expenses	$2,795	$2,797
Accrued compensation	671	756
Deferred revenue, current portion	36	257
Other current liabilities	477	464
Debt facilities	870	846
Total liabilities held for sale	$4,849	$5,120

4. Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2012 are as follows:

Goodwill balance as of December 31, 2011	$25,928
Goodwill allocated to assets held for sale	(720)
Effect of foreign currency translation	135
Goodwill balance as of March 31, 2012	$25,343

During the first quarter of 2012, we decided to sell our subsidiaries located in the Netherlands and France.  We allocated goodwill to each of these subsidiaries based on relative fair value of net assets.  We completed the sales of the Netherlands and France subsidiary in May 2012 and used the sale price to calculate the relative fair value in order to determine the allocation of goodwill. The total goodwill allocated to the Netherlands and France subsidiaries is $720 and it is classified in assets held for sale in the consolidated balance sheets. See Note 3 - Discontinued Operations for further information.

A portion of the goodwill balance is denominated in Canadian dollars. The effect of foreign currency translation of $135 is the result of the change in the value of the U.S. dollar and the value of the Canadian dollar from December 31, 2011 through March 31, 2012.

5. Restructuring

Included in Accrued expenses on our December 31, 2010 condensed consolidated balance sheet are $282 of restructuring costs primarily related to the 2009 closure of an office in the United Kingdom.

During 2011, in anticipation of the synergies associated with our acquisition of Adenyo, we initiated a restructuring plan in Europe in February 2011. This resulted in a reduction in workforce and a $246 restructuring charge in the first quarter of 2011 primarily related to involuntary termination benefits related to the elimination of redundant functions and positions. Similar restructuring activity continued throughout the remainder of 2011 and included the termination of the chief executive officer,

Motricity, Inc.

Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

chief financial officer, chief development officer and general counsel.

During the first quarter of 2012, as a part of the overall realignment of our strategic path, the exit from India and the Asia Pacific region and the decision to sell our France and Netherlands subsidiaries, we initiated another restructuring plan. As a result of this restructuring plan, we implemented a reduction in force and incurred costs related to involuntary termination benefits. A portion of the restructuring charges related to this action are in included in Discontinued operations and $2,037 is included in Restructuring in the condensed consolidated statement of operations for charges incurred in the U.S. Restructuring charges of $687 that have been committed to but not yet paid, are included in Accrued compensation in the condensed consolidated balance sheets. We expect to pay these benefits by October 31, 2012.

The following table reconciles restructuring charges related to continuing operations with the associated liabilities:

	Involuntary Termination Benefits	Office Relocation Costs	Other Costs, Primary Lease Obligations	Total
Balance as of December 31, 2010	$56	$—	$226	$282
Restructuring charges	5,153	—	(196)	4,957
Utilization	(4,336)	—	(30)	(4,366)
Balance as of December 31, 2011	873	—	—	873
Restructuring charges	2,014	23	—	2,037
Utilization	(2,200)	(23)	—	(2,223)
Balance as of March 31, 2012	$687	$—	$—	$687

6. Debt Facilities

Term Loan
We entered into a term loan with High River on September 16, 2011 and subsequently amended the terms of the term loan on November 14, 2011 and on February 28, 2012. The term loan accrues interest at 9% per year, which is paid-in-kind quarterly through capitalizing interest and adding it to the principal balance, is secured by a first lien on substantially all of our assets and is guaranteed by two of our subsidiaries, mCore International and Motricity Canada. The principal and interest are due and payable at maturity on August 28, 2013. The term loan provides High River with a right to accelerate the payment of the term loan if, among other things, we experience an ownership change (within the meaning of Section 382 of the Internal Revenue Code of 1986 as amended) that results in a substantial limitation on our ability to use our net operating losses and related tax benefits or if the shares of any preferred stock we may issue become redeemable at the option of the holders or if we are required to pay the liquidation preference for such shares. Subject to certain limited exceptions, the term loan is subject to mandatory prepayment (without premium or penalty) from the net proceeds of corporate transactions, including dispositions of assets outside of the ordinary course of business or the issuance of additional debt or equity securities (other than the proposed rights offering). The term loan contains certain restrictive covenants, with which we were in full compliance as of March 31, 2012. The principal and accrued interest balances as of March 31, 2012 were $20,000 and $991, respectively.

High River is beneficially owned by Mr. Carl C. Icahn, a beneficial holder, as of May 4, 2012, of approximately 16.5% of our outstanding shares. Mr. Brett C. Icahn, a director of the Company, is the son of Mr. Carl C. Icahn, and Mr. Hunter C. Gary, a director of the Company, is married to Mr. Carl C. Icahn's wife's daughter. The term loan as amended with High River was unanimously approved by a committee comprised of disinterested directors of the Company's Board of Directors.

7.     Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share for both continuing operations

Motricity, Inc.

Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

and discontinued operations for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Continuing operations:
Net loss from continuing operations	$(4,004)	$(7,371)
Weighted-average common shares outstanding - basic and diluted	45,980,781	42,286,133
Net loss from continuing operations per share – basic and diluted	$(0.09)	$(0.18)

Discontinued operations:
Net income (loss) from discontinued operations	$(4,681)	$1,230

Weighted-average common shares outstanding - basic and diluted	45,980,781	42,286,133
Net income (loss) from discontinued operations per share – basic and diluted	$(0.10)	$0.03

Basic and diluted net income (loss) per share from continuing operations and from discontinued operations has been computed based on net income (loss) from continuing operations, net income (loss) from discontinued operations and the weighted-average number of common shares outstanding during the applicable period. We calculate potentially dilutive incremental shares issuable using the treasury stock method and the if-converted method, as applicable. The treasury stock method assumes that the proceeds received from the exercise of stock options and warrants, as well as stock option and restricted stock expense yet to be recorded for unvested shares would be used to repurchase common shares in the market at the average stock price during the period. We have excluded options to purchase common stock, restricted stock and warrants to purchase common stock, when the potentially issuable shares covered by these securities are antidilutive. The following table presents the outstanding potentially antidilutive securities at each period end not included in net loss per share from continuing operations and net income (loss) per share from discontinued operations:

	Three Months Ended March 31,
	2012	2011
Options to purchase common stock	1,160,351	2,254,754
Restricted stock	271,979	872,409
Warrants to purchase common stock	2,027,403	2,143,846
Total securities excluded from net loss per share	3,459,733	5,271,009

8.     Related Party Transactions

On September 16, 2011, we borrowed $20,000 from High River pursuant to a secured promissory note, which was amended on November 14, 2011, February 28, 2012 and May 10, 2012. The principal and interest are due and payable at maturity on August 28, 2013. High River is beneficially owned by Carl C. Icahn, a beneficial holder of approximately 16.5% of the Company's outstanding shares. Brett C. Icahn, a director of the Company, is the son of Carl C. Icahn, and Hunter C. Gary, a director of the Company, is married to Carl C. Icahn's wife's daughter. The term loan as amended with High River was unanimously approved by a committee comprised of disinterested directors of the Company's Board of Directors. See Note 6-Debt Facilities and Note 10 - Subsequent Events for more information.

9.     Legal Proceedings

Putative Securities Class Action.  We previously announced that Joe Callan filed a putative securities class action complaint in the U.S. District Court, Western District of Washington at Seattle on behalf of all persons who purchased or otherwise acquired common stock of Motricity between June 18, 2010 and August 9, 2011 or in our IPO. The defendants in the case are Motricity, certain of our current and former directors and officers, including Ryan K. Wuerch, James R. Smith, Jr., Allyn P. Hebner, James N. Ryan, Jeffrey A. Bowden, Hunter C. Gary, Brett Icahn, Lady Barbara Judge CBE, Suzanne H. King, Brian V. Turner; and the underwriters in our IPO, including J.P. Morgan Securities, Inc., Goldman, Sachs & Co., Deutsche Bank Securities Inc., RBC Capital Markets Corporation, Robert W. Baird & Co Incorporated, Needham & Company, LLC and Pacific Crest Securities

Motricity, Inc.

Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

LLC. The complaint alleges violations under Sections 11 and 15 of the Securities Act of 1933, as amended, (the "Securities Act") and Section 20(a) of the Securities Exchange Act (the "Exchange Act") by all defendants and under Section 10(b) of the Exchange Act by Motricity and those of our former and current officers who are named as defendants. The complaint seeks, inter alia, damages, including interest and plaintiff's costs and rescission. A second putative securities class action complaint was filed by Mark Couch in October 2011 in the same court, also related to alleged violations under Sections 11 and 15 of the Securities Act, and Sections 10(b) and 20(a) of the Exchange Act. On November 7, 2011, the class actions were consolidated, and lead plaintiffs were appointed pursuant to the Private Securities Litigation Reform Act. On December 16, 2011, plaintiffs filed a consolidated complaint which added a claim under Section 12 of the Securities Act to its allegations of violations of the securities laws and extended the putative class period from August 9, 2011 to November 14, 2011.  On February 14, 2012, we filed a motion to dismiss the consolidated class actions, which the plaintiffs opposed by filing opposition briefs on April 4, 2012. The plaintiffs are expected to file an amended complaint by May 11, 2012.

Derivative Actions.  In addition, during September and October 2011, three shareholder derivative complaints were filed against us and certain of our current and former directors and officers (including Ryan K. Wuerch, James R. Smith, Jr., Allyn P. Hebner, James N. Ryan, Jay A. Bowden, Hunter C. Gary, Brett Icahn, Lady Barbara Judge CBE, Suzanne H. King, Brian V. Turner, James L. Nelson and Jay Firestone) in the U.S. District Court, Western District of Washington at Seattle. The complaints allege various violations of state law, including breaches of fiduciary duties and unjust enrichment based on alleged false and misleading statements in press releases and other SEC filings disseminated to shareholders. The derivative complaints seek, inter alia, a monetary judgment, restitution, disgorgement and a variety of purported corporate governance reforms. Two of the derivative actions were consolidated on October 27, 2011.  On November 8, 2011, the parties filed a stipulation to stay completely the consolidated derivative action until the Court rules on the forthcoming dismissal motion in the consolidated class action.  The court granted the parties' stipulation on November 10, 2011, thereby staying the consolidated derivative action.  On November 14, 2011, the third derivative action was transferred to the consolidated derivative proceeding, thereby subjecting it to the proceeding's litigation stay.

We intend to vigorously defend against these claims.

10.     Subsequent Events

In May 2012, we completed the transactions to sell GSM Information Network B.V., our Netherlands subsidiary, and Motricity SAS, our France subsidiary. The costs associated with the sale of these subsidiaries are minimal and no significant gain or loss is expected.

At our request, High River agreed to provide us with a $5,000 revolving loan facility and in connection therewith, we further amended the Note on May 10, 2012. Under the revolving facility, we may request amounts in $2,500 increments, unless High River in its sole discretion agrees to lend amounts in smaller increments. We are require to repay any amounts drawn under the revolving credit facility at the earliest to occur of: (i) 60 days of such advance; (ii) August 28, 2013; (iii) a Corporate Transaction (as defined in the Note) with net cash proceeds in excess of $5,000; (iv) a Qualifying Rights Offering (as defined in the Note, which would include our proposed rights offering); or (v) all of our other obligations under the Note towards High River becoming due and payable (whether by acceleration or otherwise). The annual interest rate on the amounts borrowed pursuant to the revolving loan is 15%. The amendment to the Note was unanimously approved by a committee comprised of disinterested directors of the Company's Board of Directors.See Note 6 - Debt Facilities for more information.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements
The following discussion should be read in conjunction with our consolidated financial statements included elsewhere herein. Unless otherwise noted, all dollar amounts in tables are in thousands.

This Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, (the "Securities Act") and the Securities Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” “should” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements regarding various estimates we have made in preparing our financial statements, including our estimated impairment charges, statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, the sufficiency of our capital resources, our evaluation of strategic and financing alternatives and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

We may, through our senior management, from time to time make “forward looking statements” about matters described herein or other matters concerning the Company. You should consider our forward-looking statements in light of the risks and uncertainties that could cause our actual results to differ materially from those which are management's current expectations or forecasts. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” in Part II, Item 1A of this report, as well as the risks and uncertainties discussed elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2011 (the Annual Report) and in this report. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Except as required by law, we disclaim any intent or obligation to revise or update any forward-looking statements for any reason.

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

Recent Developments.
Overview. We have undergone significant changes over the past several months as described in more detail below. These changes have included: an increased focus on our mobile media and enterprise opportunities, exiting international operations, implementing cost reductions measures, exploring strategic and financing alternatives including a sale of our company, securing and amending a term loan, securing a revolving loan facility, and implementing changes in management. During this period of transformation, we have continued to deliver value-added solutions and roll out new services to customers, and we have taken a number of proactive steps to evolve our strategy to rebuild the Company and lower operating expenses.

The competitive landscape continues to impact our business. In North America, our operations are continuing to experience downward pressures related to the mass adoption of smart phones at the expense of feature phones. While this transition has been underway for some time, our large carrier customers are reporting that this trend is accelerating faster than they expected and it is impacting revenues not just for Motricity, but for the industry. With the shift in our focus from large solution customization and implementation projects to mobile media and enterprise solutions, we have seen a downward trend in our professional service revenue on a sequential basis, and we believe that this trend will continue. We are broadening our solutions and services to North American carriers, but there are no assurances that we will be successful in doing so.

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

Strategic Review. Since September 2011, with the assistance of GCA Savvian Advisors, LLC (“Savvian”), we have been exploring strategic options, including a spin-off, sale or other transaction involving our carrier business and mobile media and enterprise business. After considering the indications of interest and offers received in this process, we decided to end the process of actively pursuing a sale of our business. As such, we decided to focus our resources on other strategic paths, including increasing the focus on our mobile media and enterprise business, broadening our solutions and services to North American carriers, and pursuing financing alternatives such as the proposed rights offering. As a part of this process, on May 10, 2012, we entered into a $5M revolving loan facility with High River Limited Partnership. As part of our increased focus on our mobile media and enterprise opportunities, we are pursuing new product development opportunities designed to enhance and expand our existing services, seeking to develop new technology that addresses the increasingly sophisticated and varied needs of our customers, and responding to technological advances and emerging industry standards and practices and license leading technologies that will be useful in our business in a cost-effective and timely way. Simultaneously, we are focusing on broadening our solutions and services to North American carriers and other industries and building a mobile advertising and enterprise platform that could deliver those services.

The realignment of our strategic path and consideration of financing options will continue to require management time and resources, while we simultaneously focus on developing new product offerings and reducing costs. We cannot assure that we will be successful in our efforts in completing our contemplated financing options, realigning our strategic path, increasing our focus on our mobile media and enterprise business or broadening our carrier solutions. The uncertainty inherent in our strategic review can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, and may increase the likelihood of turnover of other key officers and employees.

Exit from International Operations and Cost Reductions Measures. Following the termination of our relationship with XL, we decided to exit our business in India and the Asia Pacific region. These decisions were based on the resources and cost associated with these operations, the intensified competition in the region and our decision to streamline our operations and focus on our mobile media and enterprise business, while at the same time recommitting some of our resources to our North American carrier operations. Additionally, as a part of our new strategic path and a reduction in the actual and anticipated performance of the subsidiaries, we decided to divest of our subsidiaries located in France and the Netherlands. The France subsidiary was acquired in 2011 as a part of our business combination with Adenyo. The Netherlands subsidiary was acquired as a part of our business combination with Infospace in 2007. We completed the divestitures of the France and Netherlands subsidiaries in May 2012. We may face administrative and regulatory hurdles as we exit these international operations, the process may be longer than anticipated, and we may incur significant unexpected expenses in connection with the wind down. While we believe that the exit from the international operations will have a positive effect on our profitability in the long term, there is no assurance that this will be the case or that we will be able to generate significant revenues from our other customers or from our mobile media and enterprise business. As of January 1, 2012, all of the operations related to India, the Asia Pacific region, our France subsidiary and our Netherlands subsidiary are reported as discontinued operations in the condensed consolidated financial statements. The prior period operations related to these entities have also been reclassified as discontinued operations retrospectively for all periods presented.

To address the challenges presented by the market conditions and the other risks and uncertainties facing our business and to realign our strategic path, we have continued to implement cost savings measures, including a reduction in our workforce, the cancellation of some hiring plans, and a restructuring of our facilities and data centers. We continue to review our cost structure and may implement further cost saving initiatives. These measures are designed to realign our strategic path, streamline our business, improve the quality of our product offerings and implement cost savings measures. We cannot guarantee that we will be able to execute on our realigned strategic path, realize cost savings and other anticipated benefits from our cost savings efforts, or that such efforts will not interfere with our ability to achieve our business objectives. Moreover, the reduction in force and the realignment of our strategic path and other cost savings measures can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, may increase the likelihood of turnover of other key employees, and may have an adverse impact on our business. Our success will depend on our ability to successfully execute one or more financing alternatives (including the previously announced proposed rights offering), our ability to successfully develop and use new technologies and adapt our current and planned services to new customer requirements or emerging industry standards and expand our customer base and risks and uncertainties discussed in Risk Factors.

Liquidity and Capital Resources. On May 10, 2012, we further amended the terms of our existing term loan from High River Limited Partnership (“High River”) and High River agreed to provide us with a $5 million revolving loan facility. We originally entered into the term loan on September 16, 2011, and amended it on November 14, 2011 and on February 28, 2012. The February amendment extended the maturity date for the term loan to August 28, 2013. High River is beneficially owned by Mr. Carl C. Icahn, a beneficial holder, as of May 4, 2012, of approximately 16.5% of our outstanding shares. Mr. Brett C. Icahn, a director of the Company, is the son of Mr. Carl C. Icahn, and Mr. Hunter C. Gary, a director of the Company, is married to Mr. Carl C. Icahn's wife's daughter. The term loan, as amended, was approved by a committee comprised of disinterested directors of the Company's Board of Directors. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

We believe that our future cash flow from operations and available cash and cash equivalents will be sufficient to meet our liquidity needs for the next 12 months. However, this may not be the case, our longer-term liquidity and ability to execute on our longer term business plan is contingent on our ability to raise additional capital, including in the proposed rights offering and on our not experiencing any events that may accelerate the payment of our term loan and amounts drawn under our revolving credit facility. We are required to use the proceeds from our proposed rights offering to repay our revolving loan facility, but not our term loan. Our ability to fund our capital needs also depends on our future operating performance, our ability to successfully realign our costs and strategic path, the effect of any financing alternatives we may pursue and our ability to meet financial covenants under any indebtedness we may incur. We may also need to raise additional capital to execute our longer term business plan.

We cannot assure that sufficient capital (including from the proposed rights offering) will be available on acceptable terms, if at all, or that we will generate sufficient funds from operations to repay our term loan when due or to adequately fund our longer term operating needs. If we are unable to raise sufficient funds, we may need to implement additional cost reduction measures and explore other sources to fund our longer term business needs and repay our term loan and amounts drawn under our revolving credit facility when due. Our failure to do so could result, among other things, in a default under our term loan and revolving credit facility, loss of our customers and a loss of our stockholders' entire investment. Our ability to meet our liquidity needs or raise additional funds may also be impacted by the legal proceedings we are subject to as described in more detail below. Our operating performance may also be affected by risks and uncertainties discussed in Risk Factors. These risks and uncertainties may also adversely affect our short and long-term liquidity.

Management Changes. In January 2012, we hired Richard Stalzer as President of our mobile marketing and advertising business and Charles P. Scullion, our Chief Strategy Officer and interim President of our mobile marketing and advertising business, resigned for good reason. We are considering our current interim Chief Executive Officer, James R. Smith, Jr., as a candidate for permanent Chief Executive Officer, as we continue our evaluation of our executive management team. We are searching for a permanent Chief Financial Officer. We cannot assure that our efforts to identify and recruit a permanent Chief Executive Officer or a permanent Chief Financial Officer will be successful. The uncertainty inherent in our ongoing leadership transition can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, and may increase the likelihood of turnover of other key officers and employees.

Sales Process. As a result of the exploration of a sale of all or a portion of our business, during September through December 2011 we received indications of interest to sell all or a portion of our business. At the end of 2011, after determining that none of the indications of interest received at that point were likely to result in a sale of the Company at a meaningful premium over the market price of our common stock and considering the uncertainty of consummating a transaction on favorable terms if at all, we ended the process led by Savvian. Nevertheless, we continued to receive and evaluate inquiries and offers from parties interested in acquiring our carrier business. These inquiries and offers included purchase prices of up to $40 million. These offers and inquiries were subject to due diligence, price adjustments, buyer contingencies and optionality, uncertainties and other proposed transaction terms that ultimately led us to conclude, after lengthy negotiations and based on a recommendation by disinterested directors, to elect to retain our carrier business and the current positive cash flows it provides, and forego the cost and expense of pursuing a transaction that we did not believe would be completed at the price initially proposed, if at all. The carrier business is subject to the risks and uncertainties discussed in Part II, Item 1A, Risk Factors.

Results of Operations
As we discussed in Management's Discussion and Analysis of Financial Conditions and Results of Operation - Business Overview, we have decided to exit our operations in India, the Asia Pacific region, France and the Netherlands. Beginning the during first quarter of 2012, all of the operations related to these regions, as well as any resulting gain or loss recognized from the exit activity is reported as discontinued operations in the condensed consolidated financial statements. We have also reported the prior period operations related to these entities as discontinued operations retrospectively for all periods presented. See Note 3 - Discontinued Operations to our condensed consolidated financial statements for more information.

Total revenues

	Three Months Ended
	March 31,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Managed services	$21,887	$21,842	$45	0.2%
Professional services	899	2,451	(1,552)	(63.3)
Total revenues	$22,786	$24,293	$(1,507)	(6.2)%

Total revenues for the three months ended March 31, 2012 decreased $1.5 million, or 6.2%, compared to the three months ended March 31, 2011. Managed services revenue accounted for 96.1% and 89.9% of our revenues for the three months ended March 31, 2012 and 2011, respectively, while professional services accounted for 3.9% and 10.1%, respectively.

Managed services revenue for the three months ended March 31, 2012 was consistent with the three months ended March 31, 2011. The three months ended March 31, 2012 included revenue from our mobile media and enterprise revenue streams related to our acquisition of Adenyo during the second quarter of 2011 and year over year growth from AT&T. These increases were offset by declines in revenues from and terminations of our relationships with other carrier customers.

Professional services revenue primarily reflects large solution customization and implementation projects for our carrier customers. Professional services revenue for the three months ended March 31, 2012 decreased $1.6 million or 63.3% compared to the corresponding 2011 period. This was primarily due to our focus shift from large solution customization and implementation projects to mobile media enterprise solutions. We have seen a downward trend in our professional service revenue on a sequential basis, and we believe that this trend will continue.

We generated 92.4% of our revenues in the U.S. for the three months ended March 31, 2012, as compared to 99.2% for the three months ended March 31, 2011. The fluctuation of international revenues is due to new international customers acquired with Adenyo offset by lower revenue from Virgin Mobile in the United Kingdom.

Significant customers as a percentage of total revenue:

	Three Months Ended March 31,
	2012	2011
AT&T	62%	57%
Verizon Wireless	19%	24%

Operating expenses

	Three Months Ended
	March 31,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Direct third-party expenses	$5,154	$2,930	$2,224	75.9%
Datacenter and network operations*	3,441	6,083	(2,642)	(43.4)
Product development and sustainment*	5,032	4,038	994	24.6
Sales and marketing*	2,525	3,447	(922)	(26.7)
General and administrative*	6,298	6,063	235	3.9
Depreciation and amortization	1,754	4,284	(2,530)	(59.1)
Acquisition transaction and integration costs	—	4,072	(4,072)	(100.0)
Restructuring	2,037	246	1,791	728.0
Total operating expenses	$26,241	$31,163	$(4,922)	(15.8)%
*     excluding depreciation

Direct third party expenses
Direct third party expenses increased $2.2 million, or 75.9%, for the three months ended March 31, 2012 compared to the corresponding 2011 period. This increase was primarily driven by:

•	higher usage-based fees of $0.5 million for customer specific third-party software, as user volume through the AT&T portal increased over the prior period;

•	$0.7 million related to assuming the various business operations of Adenyo, which includes $0.2 million of publisher costs related to the advertising business; and

•	$0.9 million penalty related to volume minimums in the messaging business that were not met in the first quarter of 2012.
Datacenter and network operations, excluding depreciation
Datacenter and network operations expense, excluding depreciation, decreased $2.6 million, or 43.4%, for the three months ended March 31, 2012 compared to the corresponding 2011 period. This decrease was primarily driven by:

•	$1.2 million attributable to decreased expenses related to headcount;

•	$0.8 million decrease in outsourced services to support data centers; and

•	$0.5 million decrease in bandwidth, hosting, software and maintenance costs.
Product development and sustainment, excluding depreciation
Product development and sustainment expense, excluding depreciation, increased $1.0 million, or 24.6%, for the three months ended March 31, 2012 compared to the corresponding 2011 period. This increase was primarily due to increased headcount associated with our acquisition of Adenyo that occurred in April 2011.
Sales and marketing, excluding depreciation
Sales and marketing expense, excluding depreciation, decreased $0.9 million, or 26.7%, for the three months ended March 31, 2012 compared to the corresponding 2011 period. This decrease was primarily driven by:

•	$0.6 million decrease in marketing activities; and

•	$0.3 million decrease attributable to reductions in personnel.
General and administrative, excluding depreciation
General and administrative expense, excluding depreciation, was fairly consistent between the three months ended March 31, 2012 and the three months ended March 31, 2011. The slight increase for the three months ended March 31, 2012 was due to the addition of Adenyo in April 2011, offset by cost reductions initiated during the second half of 2011.
Depreciation and amortization
Depreciation and amortization expense decreased $2.5 million, or 59.1%, for the three months ended March 31, 2012 compared to the corresponding 2011 period. The decrease was primarily due to amortization of intangible assets and capitalized software that was impaired in the last half of 2011.

Acquisition transaction and integration costs
Acquisition transaction and integration costs of $4.1 million incurred during the three months ended March 31, 2011 relate to the acquisition of Adenyo which was completed on April 14, 2011.
Restructuring
During the first quarter of 2012, as a part of the overall realignment of our strategic path, and following the termination of our agreement with XL on December 31, 2011, we initiated a restructuring plan related to our international operations. In connection with the implementation of the restructuring plan, we incurred $2.0 million of restructuring charges during the three months ended March 31, 2012 primarily associated with involuntary termination benefits, and retention bonuses.
Other income (expense), net

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in thousands)
Other income	$4	$41
Interest expense	(461)	—
Total other income (expense), net	$(457)	$41

Interest expense of $0.5 million for the three months ended March 31, 2012 relates to the Term Loan we entered into on September 16, 2011. See Note 6—Debt Facilities to our condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for more information.
Provision for income taxes

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in thousands)
Provision for income taxes	$92	$542

The provision for income taxes for the three months ended March 31, 2012 and 2011 primarily consists of a deferred U.S. tax provision for the difference between book and tax treatment of goodwill associated with the acquisition of Adenyo and Infospace Mobile.

We maintain a full valuation allowance against our net deferred tax assets which precludes us from recognizing a tax benefit for our current operating losses. Our historical lack of profitability is a key factor in concluding there is insufficient evidence of our ability to realize any future benefits from our deferred tax assets.
Net loss from continuing operations

	Three Months Ended
	March 31,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Loss from continuing operations	$(4,004)	$(7,371)	$3,367	(45.7)%
Loss from continuing operations for the three months ended March 31, 2012 was $4.0 million, compared to $7.4 million for the three months ended March 31, 2011. The $3.4 million change primarily reflects:

•	$4.1 million decrease in acquisition transaction and integration costs;

•	$2.6 million decrease in datacenter and network operation expenses; and

•	$2.5 million decrease in depreciation and amortization.
These decreases in expenses were partially offset by:

•	$1.5 million decrease in total revenues;

•	$2.2 million increase in direct third party expenses; and

•	$1.8 million increase in restructuring costs.

Liquidity and Capital Resources
General
Our principal needs for liquidity have been to fund operating losses, working capital requirements, restructuring expenses, capital expenditures, international expansion, acquisitions, integration and for debt service. Our principal sources of liquidity as of March 31, 2012 consisted of cash and cash equivalents of $10.4 million. We have implemented cost reduction measures and are continuing to review our liquidity needs. Over the near term, we expect that working capital requirements will continue to be our principal needs for liquidity. In the long term, working capital requirements are expected to increase if we succeed in executing our longer term business plan and growing our business.

We believe that our future cash flow from operations and available cash and cash equivalents will be sufficient to meet our liquidity needs for the next 12 months. However, this may not be the case, our longer-term liquidity and ability to execute on our longer term business plan is contingent on our ability to raise additional capital, including in the proposed rights offering and on our not experiencing any events that may accelerate the payment of our term loan and amounts drawn under our revolving credit facility. We are required to use the proceeds from our proposed rights offering to repay our revolving loan facility, but not our term loan. Our ability to fund our capital needs also depends on our future operating performance, our ability to successfully realign our costs and strategic path, the effect of any financing alternatives we may pursue and our ability to meet financial covenants under any indebtedness we may incur. We may also need to raise additional capital to execute our longer term business plan.

We cannot assure that sufficient capital (including from the proposed rights offering) will be available on acceptable terms, if at all, or that we will generate sufficient funds from operations to repay our term loan and amounts drawn under our revolving credit facility when due or to adequately fund our longer term operating needs. If we are unable to raise sufficient funds, we may need to implement additional cost reduction measures and explore other sources to fund our longer term business needs and repay our term loan and amounts drawn under our revolving credit facility when due. Our failure to do so could result, among other things, in a default under our term loan and revolving credit facility, loss of our customers and a loss of our stockholders' entire investment. Our ability to meet our liquidity needs or raise additional funds may also be impacted by the legal proceedings we are subject to as described in Item 1 - Legal Proceedings. Our operating performance may also be affected by risks and uncertainties discussed in Part II, Item 1A of this report. These risks and uncertainties may also adversely affect our short and long-term liquidity.

If we are unable to meet the performance commitments under our revenue contracts or effectively enforce or accurately and timely bill and collect for contracts with our customers, it may have an adverse impact on our cash flow and liquidity. As of March 31, 2012, $8.7 million of accounts receivable related to our messaging business, of which $7.6 million will be used to pay outstanding accounts payable balances. Independent of the messaging business, $3.8 million was included in accounts receivable but was not billed until April 2012.

On April 14, 2011, we acquired substantially all of the assets of Adenyo and its subsidiaries and assumed certain of Adenyo's liabilities (including those of its subsidiaries). We paid $48.9 million in cash and issued 3,277,002 shares of common stock, with a fair market value of $43.4 million, as consideration for the asset acquisition. The cash consideration included $1.0 million placed in escrow, which we believe is refundable to us, based on our working capital calculation made pursuant to the Arrangement Agreement. Adenyo is disputing our working capital calculation completed since the closing of the transaction. In addition to these amounts paid, the Arrangement Agreement provided that Adenyo would be entitled to receive up to an additional $50 million pursuant to a contingent earn-out based on performance targets, at our discretion payable in cash, shares of our common stock, or a mix of both. The earn-out period expired on April 30, 2012. Based on Adenyo's performance against the non-GAAP based revenue and EBITDA defined in and calculated pursuant to the Arrangement Agreement during the earn out period, we determined that the earn out targets had not been met and that no earn out payment is due to Adenyo. We are required to provide Adenyo with an earn out report detailing our conclusions and such report is subject to Adenyo's review before we can finally resolve this matter.

Term Loan. We entered into a $20 million term loan with High River as evidenced by a promissory note (the “Note”) dated September 16, 2011 as amended on November 14, 2011 and February 28, 2012. The term loan accrues interest at 9% per year, which is paid-in-kind quarterly through capitalizing interest and adding it to the principal balance, is secured by a first lien on substantially all of our assets and is guaranteed by two of our subsidiaries, mCore International and Motricity Canada. The principal and interest are due and payable at maturity on August 28, 2013. The term loan provides High River with a right to accelerate the payment of the term loan if, among other things, we experience an ownership change (within the meaning of Section 382 of the Internal Revenue Code of 1986 as amended) that results in a substantial limitation on our ability to use our net operating losses and related tax benefits or if the shares of any preferred stock that we may issue become redeemable at the option of the holders or if we are required to pay the liquidation preference for such shares.

At our request, High River agreed to provide us with a $5 million revolving loan facility and in connection therewith, we further amended the Note on May 10, 2012. Under the revolving facility, we may request amounts in $2.5 million increments, unless High River in its sole discretion agrees to lend amounts in smaller increments. We are required to repay any amounts drawn under the revolving credit facility at the earliest to occur of: (i) 60 days of such advance; (ii) August 28, 2013; (iii) a Corporate Transaction (as defined in the Note) with net cash proceeds in excess of $5 million; (iv) a Qualifying Rights Offering (as defined in the Note, which would include our proposed rights offering); or (v) all of our other obligations under the Note towards High River becoming due and payable (whether by acceleration or otherwise). The annual interest rate on the amounts borrowed pursuant to the revolving loan is 15%.

High River is beneficially owned by Mr. Carl C. Icahn, a beneficial holder, as of May 4, 2012, of approximately 16.5% of our outstanding shares. Mr. Brett C. Icahn, a director of the Company, is the son of Mr. Carl C. Icahn, and Mr. Hunter C. Gary, a director of the Company, is married to Mr. Carl C. Icahn's wife's daughter. The Note as amended with High River was unanimously approved by a committee comprised of disinterested directors of the Company's Board of Directors.

Cash Flows
As of March 31, 2012 and December 31, 2011, we had cash and cash equivalents of $10.4 million and $13.1 million, respectively. The $2.7 million decrease reflects $0.9 million used in operating activities, $0.9 million used in investing activities, $0.6 million used in financing activities and $0.3 million relates to the foreign currency impact of cash included in assets held for sale.

Net Cash Used in Operating Activities
During the three months ended March 31, 2012, we used $0.9 million in operating activities. Our operating activities from continuing operations provided $4.0 million of cash primarily related to the $5.3 million net change in our operating assets and liabilities. This change was driven by the decrease in accounts receivable related to terminated international carrier contracts, which was offset by the decrease in accounts payable and accrued expenses. Operating activities from discontinued operations used $4.9 million of cash.

Net Cash Used in Investing Activities
Net cash of $0.9 million was used in investing activities for the three months ended March 31, 2012, and related to property and equipment purchased for our network operations.

Net Cash Used in Financing Activities
Net cash of $0.6 million was used in financing activities for the three months ended March 31, 2012, and related to prepaid offering costs related to our proposed rights offering.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements or other financing activities with special-purpose entities.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions and in certain cases the difference may be material. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see the “Cautionary Statement” and “Recent Developments” above and “Risk Factors” in Part II, Item 1A of this report, as well as other cautionary statements set forth in this report.
Our critical accounting policies are available in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2011. There have not been any material changes with respect to these policies or estimates during the period covered by this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

We have evaluated all of the recent accounting pronouncements and believe that none of them will have a material effect on our financial condition, results of operations or cash flows.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk.

There have been no material changes from the qualitative and quantitative disclosures about market risk, including interest rate risk, foreign currency risk and risk of inflation, previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures.

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

Changes in Internal Controls
There has been no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II

Item 1.	Legal Proceedings.

Putative Securities Class Action.  We previously announced that Joe Callan filed a putative securities class action complaint in the U.S. District Court, Western District of Washington at Seattle on behalf of all persons who purchased or otherwise acquired common stock of Motricity between June 18, 2010 and August 9, 2011 or in our IPO. The defendants in the case are Motricity, certain of our current and former directors and officers, including Ryan K. Wuerch, James R. Smith, Jr., Allyn P. Hebner, James N. Ryan, Jeffrey A. Bowden, Hunter C. Gary, Brett Icahn, Lady Barbara Judge CBE, Suzanne H. King, Brian V. Turner; and the underwriters in our IPO, including J.P. Morgan Securities, Inc., Goldman, Sachs & Co., Deutsche Bank Securities Inc., RBC Capital Markets Corporation, Robert W. Baird & Co Incorporated, Needham & Company, LLC and Pacific Crest Securities LLC. The complaint alleges violations under Sections 11 and 15 of the Securities Act of 1933, as amended, (the "Securities Act") and Section 20(a) of the Securities Exchange Act (the "Exchange Act") by all defendants and under Section 10(b) of the Exchange Act by Motricity and those of our former and current officers who are named as defendants. The complaint seeks, inter alia, damages, including interest and plaintiff's costs and rescission. A second putative securities class action complaint was filed by Mark Couch in October 2011 in the same court, also related to alleged violations under Sections 11 and 15 of the Securities Act, and Sections 10(b) and 20(a) of the Exchange Act. On November 7, 2011, the class actions were consolidated, and lead plaintiffs were appointed pursuant to the Private Securities Litigation Reform Act. On December 16, 2011, plaintiffs filed a consolidated complaint which added a claim under Section 12 of the Securities Act to its allegations of violations of the securities laws and extended the putative class period from August 9, 2011 to November 14, 2011.  On February 14, 2012, we filed a motion to dismiss the consolidated class actions, which the plaintiffs opposed by filing opposition briefs on April 4, 2012. The plaintiffs are expected to file an amended complaint by May 11, 2012.

Derivative Actions.  In addition, during September and October 2011, three shareholder derivative complaints were filed against us and certain of our current and former directors and officers (including Ryan K. Wuerch, James R. Smith, Jr., Allyn P. Hebner, James N. Ryan, Jay A. Bowden, Hunter C. Gary, Brett Icahn, Lady Barbara Judge CBE, Suzanne H. King, Brian V. Turner, James L. Nelson and Jay Firestone) in the U.S. District Court, Western District of Washington at Seattle. The complaints allege various violations of state law, including breaches of fiduciary duties and unjust enrichment based on alleged false and misleading statements in press releases and other SEC filings disseminated to shareholders. The derivative complaints seek, inter alia, a monetary judgment, restitution, disgorgement and a variety of purported corporate governance reforms. Two of the derivative actions were consolidated on October 27, 2011.  On November 8, 2011, the parties filed a stipulation to stay completely the consolidated derivative action until the Court rules on the forthcoming dismissal motion in the consolidated class action.  The court granted the parties' stipulation on November 10, 2011, thereby staying the consolidated derivative action.  On November 14, 2011, the third derivative action was transferred to the consolidated derivative proceeding, thereby subjecting it to the proceeding's litigation stay.

We intend to vigorously defend against these claims.

Item 1A.	Risk Factors.
The following risk factors should be considered carefully in addition to the other information contained in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. See "Cautionary Statement Regarding Forward-Looking Statements," in Management's Discussion and Analysis of Financial Condition and Results of Operations. Our actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed below as well as those discussed elsewhere in this Quarterly Report on Form 10-Q. Additional risks and uncertainties that management is not aware of or that are currently deemed immaterial may also adversely affect our business operations. If any of the following risks materialize, our business, financial condition or operating results could be materially adversely affected.

Our failure to raise additional capital, including in the proposed rights offering, or generate the cash flows necessary to repay any amounts outstanding under our term loan and revolving loan facility when due and to maintain and expand our operations and invest in our services could result in a default under our term loan and revolving loan facility and reduce our ability to continue normal operations. We may not have sufficient capital to pay amounts outstanding under our term loan and revolving loan facility when due. This could impact our ability to continue normal operations and could result in the loss of your entire investment.
We believe that our future cash flow from operations and available cash and cash equivalents will be sufficient to meet our liquidity needs for the next twelve months. However, this may not be the case, our longer-term liquidity and ability to execute on our longer term business plan is contingent on our ability to raise additional capital, including in the proposed rights offering and on our not experiencing any events that may accelerate the payment of our term loan and revolving credit facility. We are required to use the proceeds from our proposed rights offering to repay our revolving loan facility, but not our term loan. Our ability to fund our capital needs also depends on our future operating performance, our ability to successfully realign our costs and strategic path, the effect of any financing alternatives we may pursue and our ability to meet financial covenants under any indebtedness we may incur. We may also need to raise additional capital to execute our longer term business plan, including to complete planned upgrades and enhancements to our products and services, increase our investment in capital equipment to support new and existing customers, extend our marketing and sales efforts, and make strategic acquisitions if attractive opportunities become available. Our future capital requirements will depend on many factors, including our future operating performance, our ability to successfully realign our costs and strategic path, the time and cost of our service enhancements, the rate of growth of the mobile media and enterprise business, the rate of mobile data subscriber growth, the acceptance rate of mobile devices as multi-functional computing platforms, the demand for wireless applications, the time and cost of successfully entering into new customer contracts and the amount of investment needed to achieve our sales and marketing objectives.
If we raise additional capital in an equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. If we engage in debt financing, we may be required to accept terms that further restrict our ability to incur additional indebtedness and force us to maintain specified liquidity or other ratios. We may not be able to raise any additional capital that we may require on terms acceptable to us or at all. Our failure to do so could result, among other things, in a default under our term loan and revolving credit facility, loss of our customers and a loss of your entire investment.
We may not have sufficient capital to pay any amounts outstanding under our term loan and revolving credit facility when due. This could impact our ability to continue normal operations and could result in the loss of your entire investment.
Events outside our control, such as ownership changes impacting our ability to use our net operating losses and related tax benefits may result in the acceleration of our term loan and revolving loan facility. If this were the case, we may not have sufficient capital to repay amounts outstanding under our term loan or revolving loan facility or to continue normal operations, and you could lose your entire investment.
Our term loan and revolving loan facility may be accelerated under certain circumstances, including if we experience an ownership change (within the meaning of Section 382 of the U.S. Internal Revenue Code of 1986 as amended), which results in a substantial limitation on our ability to use our net operating losses and related tax benefits or undergo a change in control. We do not have control over some of these triggering events, and if any of these events were to occur and we were required to repay any amounts outstanding under our term loan and revolving credit facility, we may not have sufficient capital to do so or to continue normal operations and you could lose your entire investment. See Part II, Item 1A, Risk Factors - Our ability to use net operating losses and certain built-in losses to reduce future tax payments may be limited by provisions of the Internal Revenue Code and may be subject to future limitation as a result of the proposed rights offering and future transactions.
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
In 2010, we generated approximately 44%, 24% and 13% of our total revenue from contracts with AT&T, Verizon and XL, respectively. For the year ended December 31, 2011, we generated approximately 47%, 17% and 10% of our total revenue from contracts with AT&T, Verizon and XL, respectively. XL recently terminated its relationship with us and this may adversely impact our revenues going forward. Certain of our other customers, including AT&T and Verizon may terminate our agreements by giving advance notice. Our ability to continue the terms of our agreements may be impacted by constraints in liquidity and capital resources, the exploration of financing alternatives and the realignment of our strategic path, including our decision not to pursue a sale of our carrier business. Failure to renew or maintain our agreements with AT&T, Verizon or our other large customers and to obtain new customers would materially reduce our revenue and have a material adverse effect on our business, operating results and financial condition.
We are increasing our focus on our mobile media and enterprise business and broadening our solutions and services to North American carriers and have deemphasized our international carrier business. As a part of this, we are completing the process of exiting our business in India and the Asia Pacific region, beginning with the termination of our relationship with XL and the divestitures of our subsidiaries in France and the Netherlands. If we are unable to successfully realign our business to focus on our mobile media and enterprise business and obtain new customers for that business, or to broaden our solutions and services to North American carriers our business, financial condition, results of operations and cash flows could be materially and adversely affected.
Following the termination of our relationship with XL, we decided to exit our business in India and the Asia Pacific region. These decisions were based on the resources and costs associated with these operations, the intensified competition in the region and our decision to streamline our operations and focus on our mobile media and enterprise business, while at the same time recommitting some of our resources to our North American carrier operations. Additionally, as a part of our new strategic path and a reduction in the actual and anticipated performance of the subsidiaries, we decided to divest of our subsidiaries located in France and the Netherlands. We expect to complete the exit during the second quarter of 2012. We may face administrative and regulatory hurdles as we exit our international operations, the wind down process may be longer than anticipated and we may incur significant unexpected expenses in connection with the wind down of our operations. While we believe that the exit will have a positive effect on our profitability in the long term, there is no assurance that this will be the case and we expect that the exit from our India and Asia Pacific business will impact our revenues and cause us to incur costs. There are no assurances that we will be able to generate sufficient revenues from our other customers or from our mobile media and enterprise business or successfully operate our carrier business. If we are not successful in our efforts to realign our strategy to focus on our mobile media and enterprise business, to develop our product offering in that market and to obtain new customers for that business, in broadening our solutions and services to North American carriers, or in exiting our international operations in a cost effective manner, our revenues, results of operations and financial condition may be adversely impacted.
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

Additionally, these competitors also have established or may establish financial or strategic relationships among themselves or with our existing or potential customers or other third parties. In addition, some of our competitors have used and may continue to use aggressive pricing or promotional strategies, have stronger relationships on more favorable terms with wireless carrier enterprises and agencies and may devote substantially greater resources to system development than we do. These relationships may affect customers' decisions to purchase services from us.
Competition for our employees is intense and failure to retain and recruit skilled personnel could negatively affect our financial results as well as our ability to maintain relationships with clients, service existing and new contracts, and drive future growth.
We provide sophisticated mobile data delivery platforms and services to our customers. To attract and retain customers and service our existing and new contracts, we believe we need to demonstrate professional acumen and build trust and strong relationships, and that we must retain, identify, recruit, and motivate new hardware and software engineers, programmers, technical support personnel and marketing and sales representatives. Competition is intense for skilled personnel with engineering, product development, technical and marketing and sales experience, and we may not be able to retain and/or recruit individuals that possess the necessary skills and experience, or we may not be able to employ these individuals on acceptable terms and conditions, or at all. Moreover, competition has been increasing the cost of hiring and retaining skilled professionals as, among other reasons, other companies in the technology sector may offer more compensation, particularly in the form of equity awards. Recent business challenges, the realignment of our strategic path, including our decision to end the process of selling our carrier business, reductions in force and changes in our executive management team have also increased turnover of our skilled personnel and we may continue to experience such turn over in the future. Our business and growth may suffer if we are unable to retain current personnel and hire other skilled personnel.
We are exploring various financing alternatives for the Company and considering the strategic direction of the Company as a whole. We may experience difficulties in consummating financing alternatives and realigning our strategic path, and any such alternatives and realignment of our strategic path may not lead to the achievement of desired results and this may cause concern among customers and adversely impact our business, our liquidity, and our ability to retain employees.
We cannot assure that we will be successful in exploring, pursuing or consummating any financing alternatives, including the previously announced rights offering or in realigning our strategic path. Furthermore, additional capital may be needed to pursue such strategies, including developing our mobile media and enterprise business and broadening our solutions and services to North American carriers and there are no assurances that additional capital is available on favorable terms or at all. Moreover, the process of exploring financing, realigning our strategic path, effecting cost reductions may be disruptive to our business. The inability to effectively manage the process could materially and adversely affect our business, financial condition or results of operations. If we are not able to consummate financing or to successfully realign our strategic path and manage the reduction of our costs, our liquidity, capital resources and our business may be adversely impacted.
We recently elected to end the process we had been pursuing for the sale of all or a portion of our business and elected to retain our carrier business. This may negatively impact our business, relations with our customers and make it more difficult for us to retain employees and we may not be able to successfully operate our carrier business going forward.
After lengthy considerations and negotiations and based on a recommendation by disinterested directors, we recently elected to end the process we had been pursuing for the sale of all or a portion of our business. The inquiries and offers we received were subject to due diligence, price adjustments, buyer contingencies and optionality, uncertainties and other proposed transaction terms that ultimately led us to conclude that we should retain our carrier business and the current positive cash flows it provides, and forego the cost and expense of pursuing a transaction which we did not believe would be completed at the price initially proposed, if at all. Our decision to end the process may be disruptive to our business, subject us to risk of litigation, negatively impact our business and our relations with our customers and make it more difficult for us to retain employees and the carrier business is subject to risks and uncertainties described elsewhere in these risk factors.
Our ongoing leadership transition could have a material adverse impact on our business, operating results or financial condition.
In January 2012, we hired Richard Stalzer as President of our mobile marketing and advertising business and, Charles P. Scullion, our Chief Strategy Officer and interim President of our mobile marketing and advertising business, resigned for good reason. In August 2011, James R. Smith, Jr., our former President and Chief Operating Officer, assumed the role of interim Chief Executive Officer and we appointed C. Stephen Cordial, a partner at Tatum, a division of SFN Professional Services LLC, a consulting and executive services firm, to the position of interim Chief Financial Officer. We are considering Mr. Smith as a candidate for permanent Chief Executive Officer, as we continue our evaluation of our executive management team, and we are searching for a permanent Chief Financial Officer. We cannot assure that our efforts to identify and recruit a permanent Chief Executive Officer or a permanent Chief Financial Officer will be successful. Moreover, the uncertainty inherent in our ongoing leadership transition can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, and may increase the likelihood of turnover of other key officers and employees. Our ongoing leadership transition could have a material adverse impact on our business, operating results or financial condition.
We have implemented cost saving measures in the third and fourth quarter of 2011 and into 2012 and may implement additional cost saving in the future. If we are not successful in implementing future cost savings initiatives, our operating results and financial conditions could be adversely affected.  We may also experience an adverse impact on our business as a result of the reduction in force.
In the third and fourth quarters of 2011 and into 2012, we implemented a reduction in our global workforce, canceled hiring plans and implemented other cost savings measures. These measures were designed to realign our strategic path, streamline our business, improve quality and integrate our acquisition of Adenyo. We continue to review our cost structure and may implement further cost saving initiatives. We cannot guarantee that we will be successful in implementing such initiatives, or that such efforts will not interfere with our ability to achieve our business objectives. Moreover, the reduction in force can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, may increase the likelihood of turnover of other key employees, and may have an adverse impact on our business.
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
Our product development investments may not lead to successful new services or enhancements.
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
In addition to the U.S., we currently operate in the U.K. and Canada. We are exiting our business in India, the Asia Pacific region, France and the Netherlands and are generally evaluating our business outside North America. As a result, we are subject to the additional risks of conducting business outside the U.S., which may include:

•	increased costs and resources related to any discontinuation or divestitures of operation in such jurisdictions;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	difficulties managing and staffing international operations;

•	unexpected changes in, or impositions of, legislative, regulatory or tax requirements and burdens of complying with a wide variety of foreign laws and other factors beyond our control;

•	compliance with anti-corruption and bribery laws, including the Foreign Corrupt Practices Act of 1977;

•	changes in diplomatic, trade or business relationships;

•	foreign currency fluctuations that may substantially affect the dollar value of our revenue and costs in foreign markets; and

•	increased financial accounting and reporting burdens.

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
The mobile data service industry is evolving rapidly to address changing industry standards and the introduction of new technologies and network elements. Wireless carriers are constantly reassessing their approaches to delivering mobile data to their subscribers, and one or more of our customers could decide to deploy an in-house mobile data delivery service solution that competes with our services. Even if the mobile data delivery services offered by a mobile service provider's in-house solution were more limited than those provided by our services, a wireless carrier may elect to accept limited functionality or services in lieu of providing a third party access to its network. We also face intense competition in the mobile media and enterprise space through, among others, traditional digital players and major mobile ecosystem producers. An increase in the use of in-house solutions by wireless carriers and the traditional digital players and major mobile ecosystem producers could have an adverse effect on our business, operating results and financial condition.
Demand for our managed and professional services depends on carrier subscribers' use of mobile data services and mobile devices to access the mobile Internet and on our customers' continued investment and improvement in wireless networks.
Our services include a mobile data service delivery platform that enables wireless carriers to monitor and charge their subscribers for access to mobile applications, content and programs that are developed by third parties and hosted by us. The majority of our revenue is based on mobile subscribers accessing mobile content and applications through our customers' carrier-branded mobile solutions. Our ability to generate revenues from our services will depend on the extent to which businesses and consumers continue to adopt and use mobile devices to access the mobile Internet and to receive products and services via their mobile devices. While many consumers use mobile devices to communicate, the majority of consumers do not presently use mobile devices to access the mobile Internet or obtain other products or services. Consumers and businesses may not continue to use mobile data services and mobile devices to access the mobile Internet and to obtain products and services as quickly as our business model contemplates or using our services. If consumers do not use mobile data services through our services, our business, operating results and financial condition will be adversely impacted.
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
Any significant delays in the deployment of our services, unfavorable sales trends in our existing service categories, or changes in the spending behavior of wireless carriers could adversely affect our revenue growth. If our revenue fluctuates or does not meet the expectations of securities analysts and investors, our stock price would likely decline. Further, much of our revenue is based on managed services, which include a variable component that can fluctuate on a quarterly basis based on subscriber usage and acceptance of our media-based products.
If we cannot meet NASDAQ's continued listing requirements, NASDAQ may delist our common stock, which could have an adverse impact on the liquidity and market price of our common stock.
Our common stock is currently listed on the NASDAQ Global Select Market. We are and will be required to meet certain qualitative and financial tests to maintain the listing of our common stock on the NASDAQ Global Select Market. Under NASDAQ rules, a stock can be delisted and not allowed to trade on NASDAQ if the closing bid price of the stock over a 30 consecutive trading-day period is less than $1.00 per share. There is a risk that the share price of our common stock could decline to levels over a period of time so that we could no longer meet these listing requirements, and thus may be delisted from NASDAQ. A delisting of our common stock could negatively impact us by reducing the liquidity and market price of our capital stock and the number of investors willing to hold or acquire our capital stock. This could also negatively impact our ability to raise capital in an equity financing, including in the previously announced rights offering. It is also possible that we would otherwise fail to satisfy another NASDAQ requirement for continued listing of our capital stock. Within the last twelve months, our common stock traded below the $1.00 per share level on 31 days. The closing price on May 9, 2012 was $0.82 per share.
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
If we are successful in realigning our strategic path and grow our business and fail to manage such future growth effectively, our business could be harmed.
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
We may make selective domestic and international acquisitions of, and investments in, businesses that offer new products, services and technologies, augment our market coverage, and/or enhance our technological capabilities. Acquisitions and investments outside of the U.S. involve unique risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. We are in the process of exiting our business in India, the Asia Pacific region, France and the Netherlands and continue to re-evaluate our overall international operations and may also dispose of certain businesses or assets or close existing businesses; such dispositions or closures may have an adverse effect on our business.
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
As the mobile industry continues to evolve, we believe greater regulation by federal, state or foreign governments or regulatory authorities becomes more likely. For example, we believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information and other mobile marketing regulations could affect our and our customers' ability to use and share data, potentially reducing our ability to utilize this information for the purpose of continued improvement of the overall mobile subscriber experience. In addition, any regulation of the requirement to treat all content and application provider services the same over the mobile Internet, sometimes referred to as net neutrality regulation, could reduce our customers' ability to make full use of the value of our services. Further, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations to access the Internet may be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the mobile Internet and the viability of mobile data service providers, which could harm our business and operating results. Finally, any further or more restrictive regulation of the ability of wireless carriers to include charges for goods and services in a mobile subscriber's bill or their ability to offer up these capabilities to third parties, such as ourselves, on a bill-on- behalf-of basis could negatively impact our business.
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
Mr. Carl C. Icahn indirectly owns a significant amount of our common stock and the note issued under our term loan and revolving loan facility, he has a relationship with two of our directors, our charter waives the corporate opportunity doctrine as it relates to funds affiliated with him and he may have interests that diverge from those of other stockholders.
Mr. Carl C. Icahn controls approximately 16.5% of the voting power of our common stock as of May 4, 2012. Transactions could be difficult to complete without the support of Mr. Carl C. Icahn. It is possible that Mr. Carl C. Icahn may not support transactions, director appointments and other corporate actions that other stockholders would support. In addition, Mr. Brett C. Icahn, one of our directors, is the son of Mr. Carl C. Icahn, and Mr. Hunter C. Gary, another of our directors, is married to Mr. Carl C. Icahn's wife's daughter.
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
In addition, on September 16, 2011, we entered into, and on November 14, 2011 and February 28, 2012, we amended, a $20 million term loan with High River, which is secured by substantially all of our assets and is guaranteed by two of our subsidiaries, mCore International and Motricity Canada. High River Limited Partnership is beneficially owned by Mr. Carl C. Icahn. The principal and interest are due and payable at maturity on August 28, 2013. The term loan provides High River Limited Partnership with a right to accelerate the payment of the term loan if, among others, we experience an ownership change (within the meaning of Section 382 of the Internal Revenue Code of 1986 as amended) that results in a substantial limitation on our ability to use our net operating losses and related tax benefits or if the shares of any preferred stock we may issue become redeemable at the option of the holders or if we are required to pay the liquidation preference for such shares. On May 10, 2012, we further amended the terms of our existing term loan from High River and High River agreed to provide us with a $5 million revolving loan facility.
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

We have never declared or paid any dividends on our common stock and currently, other than the distribution of subscription rights pursuant to the proposed rights offering described in our registration statement on file with the SEC, do not expect to declare or pay dividends on our common stock in the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used in the operation and growth of our business. Any determination to pay dividends on our common stock in the future will be at the discretion of our board of directors. In addition, our ability to pay dividends on our common stock is currently limited by the covenants of our term loan and revolving loan facility and may be further restricted by the terms of any future debt or preferred securities. Accordingly, your only opportunity to achieve a return on your investment in our Company may be if the market price of our common stock appreciates and you sell your shares at a profit. The market price for our common stock may never exceed, and may fall below, the price that you pay for such common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure

None.

Item 5.	Other Information.

On May 10, 2012, the Company and High River agreed to amend the term loan in the original principal amount of $20 million from High River as evidenced by a promissory note (the “Note”) dated September 16, 2011 as amended on November 14, 2011 and February 28, 2012 by entering into an amendment to such Note (the “May Amendment”). Pursuant to the May Amendment, High River agreed to provide us with a $5 million revolving loan facility.   Under the revolving facility, we may request amounts in $2.5 million increments, unless High River in its sole discretion agrees to lend amounts in smaller increments, through but not including the earliest to occur of: (i) August 28, 2013; (ii) a Corporate Transaction with Cash Net Proceeds in excess of $5 million; or (iii) a Qualifying Rights Offering (which would include our proposed rights offering).  We are required to repay any advance thereunder within 60 days of such advance or, if earlier, when the term loan becomes due pursuant to its terms.  The annual interest rate on the amounts borrowed pursuant to the revolving loan is 15%, which amount will increase by 2% at the time of any event of default under our term loan.

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

Item 6.	Exhibits.

EXHIBIT NO.	Incorporated by Reference	Description of Documents

10.1	A	Release Agreement, dated as of January 22, 2012 between Motricity, Inc. and Charles Scullion

10.2	A	Employment Offer Letter, between Motricity, Inc. and Richard Stalzer

10.3	B	Amended and Restated Promissory Note issued by Motricity, Inc. in favor of High River Limited Partnership, dated February 28, 2012.

10.4	B	Amended and Restated Security Agreement by and between Motricity, Inc. and mCore International, Inc. with and in favor of High River Limited Partnership dated February 28, 2012.

10.5		First Amendment to Amended and Restated Promissory Note by and between High River Limited Partnership and Motricity, Inc., dated May 10, 2012*

31.1		Certification of James R. Smith, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2		Certification of C. Stephen Cordial pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.**

32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.**

101.INS		XBRL Instance Document***
101.SCH		XBRL Taxonomy Extension Schema Document***

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document***

101.LAB		XBRL Taxonomy Extension Label Linkbase Document***

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document***

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document***

*	Filed herewith.

**	Furnished herewith.

***
Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and are otherwise not subject to liability under these sections.

(1)	If not filed herewith, filed as an exhibit to the document referred to by letter as follows:

	A	Current Report on Form 8-K, filed on January 23, 2012

	B	Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 13, 2012

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

MOTRICITY, INC.

Date:	May 10, 2012	By:	/s/ C. Stephen Cordial
C. Stephen Cordial
Interim Chief Financial Officer