Form 10-Q
period 2012-06-30
MOTRICITY INC
filed 2012-08-09
CIK 1336691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
As of August 6, 2012 there were 46,163,417 shares of the registrant's common stock, par value of $0.001 per share, outstanding.

PART I

Item 1.	Condensed Consolidated Financial Statements.

Motricity, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$17,580	$13,066
Restricted short-term investments	434	434
Accounts receivable, net of allowance for doubtful accounts of $715 and $905, respectively	18,434	42,521
Prepaid expenses and other current assets	4,348	5,758
Assets held for sale	—	5,206
Total current assets	40,796	66,985
Property and equipment, net	10,947	15,440
Goodwill	25,238	25,208
Intangible assets, net	9,536	10,120
Other assets	1,404	359
Total assets	$87,921	$118,112

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$15,819	$34,583
Accrued compensation	5,400	5,200
Deferred revenue, current portion	1,800	1,824
Other current liabilities	2,864	681
Liabilities held for sale	—	5,120
Total current liabilities	25,883	47,408
Deferred tax liability	194	262
Debt facilities	21,464	20,531
Other noncurrent liabilities	13	786
Total liabilities	47,554	68,987

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value; 350,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 625,000,000 shares authorized; 46,163,685 and 46,226,797 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	46	46
Additional paid-in capital	571,226	570,331
Accumulated deficit	(530,096)	(519,480)
Accumulated other comprehensive loss	(809)	(1,772)
Total stockholders’ equity	40,367	49,125
Total liabilities and stockholders’ equity	$87,921	$118,112
The accompanying notes are an integral part of these condensed consolidated financial statements.

Motricity, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share data and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue	$22,209	$25,788	$44,995	$50,081

Operating expenses
Direct third-party expenses	5,009	4,011	10,163	6,941
Datacenter and network operations, excluding depreciation	3,788	4,659	7,229	10,742
Product development and sustainment, excluding depreciation	2,748	3,536	7,780	7,499
Sales and marketing, excluding depreciation	2,486	3,741	5,011	7,188
General and administrative, excluding depreciation	4,998	6,038	11,296	12,059
Depreciation and amortization	2,041	4,132	3,795	7,876
Acquisition transaction and integration costs	—	2,000	—	6,072
Restructuring	468	129	2,505	375
Total operating expenses	21,538	28,246	47,779	58,752
Operating income (loss)	671	(2,458)	(2,784)	(8,671)
Other income (expense), net
Other income (expense)	(525)	11	(521)	26
Interest and investment income, net	1	—	1	26
Interest expense	(473)	—	(934)	—
Other income (expense), net	(997)	11	(1,454)	52
Loss from continuing operations before income taxes	(326)	(2,447)	(4,238)	(8,619)
Provision (benefit) for income taxes	(160)	441	(68)	884
Net loss from continuing operations	(166)	(2,888)	(4,170)	(9,503)
Net loss from discontinued operations	(1,765)	(1,381)	(6,446)	(907)
Net Loss	$(1,931)	$(4,269)	$(10,616)	$(10,410)

Net loss from continuing operations per share – basic and diluted	$—	$(0.06)	$(0.09)	$(0.22)
Net loss from discontinued operations per share – basic and diluted	(0.04)	(0.03)	(0.14)	(0.02)
Net loss per share – basic and diluted	$(0.04)	$(0.09)	$(0.23)	$(0.24)
Weighted-average common shares outstanding – basic and diluted	46,023,301	45,266,689	46,002,041	43,784,645

Depreciation and amortization by function
Datacenter and network operations	$1,144	$2,490	$2,119	$5,029
Product development and sustainment	264	919	512	1,437
Sales and marketing	486	584	878	1,153
General and administrative	147	139	286	257
Total depreciation and amortization	$2,041	$4,132	$3,795	$7,876
The accompanying notes are an integral part of these condensed consolidated financial statements.

Motricity, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(1,931)	$(4,269)	$(10,616)	$(10,410)

Realization of cumulative translation adjustment	888	—	888	—
Foreign currency translation adjustment	(209)	(1,311)	75	(1,126)
Other comprehensive income (loss)	679	(1,311)	963	(1,126)
Comprehensive loss	$(1,252)	$(5,580)	$(9,653)	$(11,536)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Motricity, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance as of December 31, 2010	40,721,754	$41	$467,565	$(324,088)	$46	$143,564
Net loss	—	—	—	(195,392)	—	(195,392)
Other comprehensive loss	—	—	—	—	(1,818)	(1,818)
Common stock issued in business acquisition	3,277,002	3	43,351	—	—	43,354
Conversion of redeemable preferred stock to common stock	2,348,181	2	49,861	—	—	49,863
Restricted stock activity	(139,448)	—	(674)	—	—	(674)
Exercise of common stock options and warrants	19,308	—	198	—	—	198
Stock-based compensation expense	—	—	10,030	—	—	10,030
Balance as of December 31, 2011	46,226,797	46	570,331	(519,480)	(1,772)	49,125
Net loss	—	—	—	(10,616)	—	(10,616)
Other comprehensive income	—	—	—	—	963	963
Restricted stock activity	(63,112)	—	(10)	—	—	(10)
Stock-based compensation expense	—	—	905	—	—	905
Balance as of June 30, 2012	46,163,685	$46	$571,226	$(530,096)	$(809)	$40,367
The accompanying notes are an integral part of these condensed consolidated financial statements.

Motricity, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(10,616)	$(10,410)
Loss from discontinued operations	6,446	907
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,795	7,876
Stock-based compensation expense	905	4,810
Deferred tax liability	(68)	875
Interest expense	934	—
Other non-cash adjustments	626	38
Changes in operating assets and liabilities
Accounts receivable	24,095	(16,292)
Prepaid expenses and other assets	933	863
Other long-term assets	—	29
Accounts payable and accrued expenses	(14,732)	(1,397)
Deferred revenue	(77)	(219)
Net cash provided by (used in) operating activities - continuing operations	12,241	(12,920)
Net cash provided by (used in) operating activities - discontinued operations	(5,516)	1,041
Net cash provided by (used in) operating activities	6,725	(11,879)

Cash flows from investing activities
Purchase of property and equipment	(935)	(2,142)
Capitalization of software development costs	—	(2,306)
Payments for business acquisition	—	(48,858)
Net cash used in investing activities - continuing operations	(935)	(53,306)
Net cash used in investing activities - discontinued operations	(416)	(7,849)
Net cash used in investing activities	(1,351)	(61,155)

Cash flows from financing activities
Prepaid offering costs	(976)	—
Cash paid for tax withholdings on restricted stock	(24)	(3,067)
Restricted short-term investments	—	335
Proceeds from exercise of common stock options	—	199
Other financing activity	—	379
Net cash used in financing activities - continuing operations	(1,000)	(2,154)
Effect of exchange rate changes on cash and cash equivalents	(19)	(353)
Net increase (decrease) in cash and cash equivalents	4,355	(75,541)
Cash and cash equivalents at beginning of period	13,066	78,519
Cash reclassified to assets held for sale at beginning of period	159	—
Cash and cash equivalents at end of period	$17,580	$2,978

Supplemental schedule of cash flow information:
Common stock issued in business acquisition	$—	$43,354
Conversion of redeemable preferred stock to common stock	$—	$49,863
The accompanying notes are an integral part of these condensed consolidated financial statements.

Motricity, Inc.
Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

1. Organization
Motricity, Inc. ("Motricity" or the "Company") is a provider of mobile data solutions serving mobile operators, consumer brands and enterprises, and advertising agencies. Our software as a service ("SaaS") based platform enables our customers to implement marketing, merchandising, commerce, and advertising solutions to engage with their target customers and prospects through mobile devices. Our integrated solutions span mobile optimized websites, mobile applications, mobile merchandising and content management, mobile messaging, mobile advertising and predictive analytics. Our solutions allow our customers to drive loyalty, generate revenue and reengineer business processes to capture the advantages of a mobile enabled customer base. Our predictive analytics capabilities drives relevant and targeted consumer experiences that drive brand awareness and interaction for our customers.

On April 14, 2011, we acquired substantially all of the assets of Adenyo Inc. (“Adenyo”) and its subsidiaries and assumed certain of Adenyo's liabilities (including those of its subsidiaries), pursuant to an Arrangement Agreement, dated as of March 12, 2011, by and among Adenyo Inc., Motricity Canada Inc. (formerly 7761520 Canada Inc.), Motricity, Inc. and the other parties thereto.

In the first quarter of 2012, we decided to exit our business in India and the Asia Pacific region. This decision was based on the resources and cost associated with these operations, the intensified competition in the region and our decision to streamline our operations and focus on our mobile marketing and advertising and enterprise business, while at the same time recommitting some of our resources to our North American carrier operations.

Additionally, as a part of our new strategic path and a reduction in the actual and anticipated performance of the subsidiaries, we decided to divest of our subsidiaries located in France and the Netherlands. The France subsidiary was acquired in 2011 as a part of our business combination with Adenyo. The Netherlands subsidiary was acquired as a part of our business combination with Infospace in 2007. We completed the divestitures of the France and Netherlands subsidiaries in May 2012. The costs associated with the divestitures of these subsidiaries were minimal.

While we believe that the exit from these international operations will have a positive effect on our profitability in the long term, there is no assurance that this will be the case or that we will be able to generate significant revenues from our other customers or from our mobile marketing and advertising and enterprise business. As of January 1, 2012, all of the operations related to India, the Asia Pacific region, our France subsidiary and our Netherlands subsidiary are reported as discontinued operations in the condensed consolidated financial statements. The prior period operations related to these entities have also been reclassified as discontinued operations retrospectively for all periods presented.

On February 28, 2012 we amended our term loan from High River Limited Partnership ("High River") to, among other things, extend its maturity date to August 28, 2013, and on May 10, 2012 we further amended the term loan by adding a $5,000 revolving loan facility from High River. We are required to repay any advance thereunder within 60 days of such advance or, if earlier, when the term loan becomes due pursuant to its terms. The annual interest rate on the amounts borrowed pursuant to the revolving loan is 15%, which amount will increase by 2% at the time of any event of default under our term loan. No amounts are currently outstanding under the revolving loan facility. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. High River is beneficially owned by Mr. Carl C. Icahn, a beneficial holder, as of August 6, 2012, of approximately 16.5% of our outstanding shares of common stock. Mr. Brett C. Icahn, a director of the Company, is the son of Mr. Carl C. Icahn, and Mr. Hunter C. Gary, a director of the Company, is married to Mr. Carl C. Icahn's wife's daughter. The term loan as amended with High River was unanimously approved by a committee comprised of disinterested directors of the Company's Board of Directors.

If we are unable to meet the performance commitments under our revenue contracts or effectively enforce or accurately and timely bill and collect for contracts with our customers, it may have an adverse impact on our cash flow and liquidity. At June 30, 2012, $4,169 of accounts receivable related to our messaging business, of which $3,421 will be used to pay outstanding accounts payable balances. Independent of the messaging business, $3,995 was included in accounts receivable but was not billed until July 2012.

We believe that our future cash flow from operations and available cash and cash equivalents will be sufficient to meet our liquidity needs for the next 12 months. However, this may not be the case, our longer-term liquidity and ability to execute on

Motricity, Inc.
Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

our longer term business plan is contingent on our ability to raise additional capital, including in the rights offering currently in progress and on our not experiencing any events that may accelerate the payment of amounts outstanding under our term loan and revolving credit facility. We are required to use the proceeds from our rights offering to repay any amount outstanding under our revolving loan facility, but not our term loan. Our ability to fund our capital needs also depends on our future operating performance, our ability to successfully realign our costs and strategic path, the effect of any financing alternatives we may pursue and our ability to meet financial covenants under any indebtedness we may incur. We may also need to raise additional capital to execute our longer term business plan.

We cannot assure that sufficient capital (including from the rights offering currently in progress) will be available on acceptable terms, if at all, or that we will generate sufficient funds from operations to repay amounts outstanding under our term loan and revolving credit facility when due or to adequately fund our longer term operating needs. If we are unable to raise sufficient funds, we may need to implement additional cost reduction measures and explore other sources to fund our longer term business needs and repay amounts outstanding under our term loan and revolving credit facility when due. Our failure to do so could result in, among other things, a default under our term loan and revolving credit facility, loss of our customers and a loss of our stockholders' entire investment. Our ability to meet our liquidity needs or raise additional funds may also be impacted by the legal proceedings we are subject to as described in more detail below. Our operating performance may also be affected by risks and uncertainties discussed in Part II, Item 1A - Risk Factors. These risks and uncertainties may also adversely affect our short and long-term liquidity.

2. Summary of Significant Accounting Policies

Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Motricity, Inc. Annual Report filed on Form 10-K for the year ended December 31, 2011 and our Current Report on Form 8-K filed on May 25, 2012. That Current Report contains our financial statements recast to present certain information as discontinued operations, to retroactively apply FASB Accounting Standards Update No. 2011-05 to include a new separate consolidated statement of comprehensive loss.
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
The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year or for any other period.

Reclassifications
In the first quarter of 2012, we commenced the exit of our operations in India, the Asia Pacific region, France and the Netherlands. As of January 1, 2012, all of the operations related to these regions, as well as the resulting loss recognized from the exit activity, is reported as discontinued operations in the condensed consolidated financial statements. We have also reported retrospectively the prior period operations related to these entities as discontinued operations. Additionally, the assets and liabilities related to France and Netherlands have been classified as held for sale in the consolidated balance sheet as of December 31, 2011. See Note 3 - Discontinued Operations for more information.

Lease Termination
Effective June 20, 2012, we entered into a lease termination agreement with the landlord for our headquarters located in Bellevue, Washington. We will surrender 1/3 of our leased office space on December 31, 2012 and the remaining 2/3 of leased office space on January 31, 2013. We have accelerated the depreciable period that our leasehold improvements and other office equipment to correspond with the lease termination dates. We are considering various options for a new location for our

Motricity, Inc.
Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

headquarters following the lease termination dates.

Goodwill
Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair value of the identifiable net assets acquired. In the first quarter of 2012, we allocated a total of $720 of our goodwill balance to our France and Netherlands subsidiaries that were considered held for sale. We have reclassified the amount on the condensed consolidated balance sheet to reflect this allocation. See Note 4 - Goodwill for more information.

Accumulated Other Comprehensive Loss
Comprehensive loss includes net loss as currently reported under U.S. GAAP and other comprehensive loss. Other comprehensive loss considers the effects of additional economic events, such as foreign currency translation adjustments, that are not required to be recorded in determining net loss, but rather are reported as a separate component of stockholders’ equity. In the first quarter of 2012, we elected to present comprehensive income in two consecutive statements. See our condensed consolidated statement of comprehensive loss for details.

Fair Value of Financial Instruments
As of June 30, 2012 and December 31, 2011, we had $17,580 and $13,066 of cash and cash equivalents, respectively, and $434 of restricted short-term investments for both periods. Restricted short-term investments were evaluated using quoted market prices (Level 1) to determine their fair value. In addition, the carrying amount of certain financial instruments, including accounts receivable, accounts payable and accrued expenses approximates fair value due to their short maturities. The carrying value of our long term debt approximates the fair value due to the close proximity of the date of the loan and loan amendments to June 30, 2012.

Recent Accounting Pronouncements
There are no recently issued accounting standards that we expect to have a material effect on our financial condition, results of operations or cash flows.

3. Discontinued Operations
On December 31, 2011, we agreed to terminate our relationship with PT XL Axiata Tbk (“XL”), at XL's request. The termination followed negotiations relating to the continued business relationship among us and XL and XL's indication that it wished to exit its relationship with us. Several agreements pursuant to which we provided XL with mobile data and related services in Indonesia were terminated. In connection with this termination and as a result of the review of our strategic path, we also decided to increase our focus on our mobile marketing and advertising and enterprise business and re-evaluate our international carrier business. As part of this process, we decided to exit our business in India and the Asia Pacific region. The decision to exit the business in India and the Asia Pacific region was based on the resources and costs associated with these operations, the intensified competition in the region and our decision to streamline our operations and focus on our mobile marketing and advertising and enterprise business, while at the same time recommitting some of our resources to our North American carrier operations. In connection with this exit, we have terminated all of our employees and closed down our offices in Singapore, Malaysia, Indonesia and India and our data center in India and incurred other costs associated with legal, accounting and tax support. We disposed of all assets and liabilities associated with our subsidiaries in India and the Asia Pacific region as of June 30, 2012. Substantially, all remaining exit costs are expected to be incurred as cash expenditures.

Additionally, as a part of our new strategic path and a reduction in the actual and anticipated performance of the subsidiaries, we decided to sell our subsidiaries located in France and the Netherlands. The costs associated with the sale of these subsidiaries were minimal and, we recorded a net loss on sale of subsidiaries of $375 during the three and six months ended June 30, 2012.

Motricity, Inc.
Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Discontinued operations on the condensed consolidated statement of operations for the three months ended June 30, 2012 is as follows:

	Three Months Ended June 30, 2012
	France Subsidiary	Netherlands Subsidiary	India and the Asia Pacific Region	Total
Revenue	$—	$190	$—	$190
Operating income (loss)	(246)	(6)	(691)	(943)
Loss on disposal of assets and liabilities	—	—	(77)	(77)
Gain (loss) on sale of subsidiary	318	(693)	—	(375)
Gain (loss) on realization of cumulative translation adjustment	140	128	(898)	(630)
Pre-tax income (loss)	212	(571)	(1,666)	(2,025)
Benefit for taxes	—	—	(260)	(260)
Net income (loss) from discontinued operations	$212	$(571)	$(1,406)	$(1,765)

Discontinued operations on the condensed consolidated statement of operations for the three months ended June 30, 2011 is as follows:

	Three Months Ended June 30, 2011
	France Subsidiary	Netherlands Subsidiary	India and the Asia Pacific Region	Total
Revenue	$1,396	$642	$6,800	$8,838
Operating loss	(1,456)	(165)	(29)	(1,650)
Pre-tax loss	(1,456)	(172)	(28)	(1,656)
Provision for taxes	(409)	—	134	(275)
Net loss from discontinued operations	$(1,047)	$(172)	$(162)	$(1,381)

Discontinued operations on the condensed consolidated statement of operations for the six months ended June 30, 2012 is as follows:

	Six Months Ended June 30, 2012
	France Subsidiary	Netherlands Subsidiary	India and the Asia Pacific Region	Total
Revenue	$658	$835	$—	$1,493
Operating income (loss)	(387)	10	(4,409)	(4,786)
Loss on disposal of assets and liabilities	—	—	(876)	(876)
Gain (loss) on sale of subsidiary	318	(693)	—	(375)
Gain (loss) on realization of cumulative translation adjustment	140	128	(898)	(630)
Pre-tax income (loss)	71	(555)	(6,183)	(6,667)
Benefit for taxes	—	—	(221)	(221)
Net income (loss) from discontinued operations	$71	$(555)	$(5,962)	$(6,446)

Motricity, Inc.
Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Discontinued operations on the condensed consolidated statement of operations for the six months ended June 30, 2011 is as follows:

	Six Months Ended June 30, 2011
	France Subsidiary	Netherlands Subsidiary	India and the Asia Pacific Region	Total
Revenue	$1,396	$1,327	$14,036	$16,759
Operating income (loss)	(1,456)	(472)	901	(1,027)
Pre-tax income (loss)	(1,456)	(480)	886	(1,050)
Provision for taxes	(409)	—	266	(143)
Net income (loss) from discontinued operations	$(1,047)	$(480)	$620	$(907)

Assets and liabilities held for sale for the France and Netherlands subsidiaries on the condensed consolidated balance sheets at December 31, 2011 consist of the following:

December 31, 2011
Assets held for sale:
Cash	$159
Accounts receivable, net of allowance for doubtful accounts	2,864
Prepaid expenses and other current assets	339
Property and equipment, net	975
Goodwill	720
Other assets	149
Total assets held for sale	$5,206

Liabilities held for sale:
Accounts payable and accrued expenses	$2,797
Accrued compensation	756
Deferred revenue, current portion	257
Other current liabilities	464
Debt facilities	846
Total liabilities held for sale	$5,120

4. Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2012 are as follows:

Goodwill balance as of December 31, 2011	$25,928
Goodwill disposed of with the sales of our France and Netherlands subsidiaries	(720)
Effect of foreign currency translation	30
Goodwill balance as of June 30, 2012	$25,238

During the first quarter of 2012, we decided to sell our subsidiaries located in the Netherlands and France.  We allocated goodwill to each of these subsidiaries based on relative fair value of net assets.  We completed the sales of the Netherlands and France subsidiary in May 2012 and used the sale price to calculate the relative fair value in order to determine the allocation of goodwill. The total goodwill allocated to the Netherlands and France subsidiaries is $720. See Note 3 - Discontinued Operations for further information.

Motricity, Inc.
Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

A portion of the remaining goodwill balance is denominated in Canadian dollars. The effect of foreign currency translation of $30 is the result of the change in the value of the U.S. dollar and the value of the Canadian dollar from December 31, 2011 to June 30, 2012.

5. Restructuring

During 2011, in anticipation of the synergies associated with our acquisition of Adenyo, we initiated a restructuring plan in Europe in February 2011. This resulted in a reduction in workforce and a $375 restructuring charge in the six months ended June 30, 2011 primarily related to involuntary termination benefits related to the elimination of redundant functions and positions. Similar restructuring activity continued throughout the remainder of 2011, specifically the third quarter of 2011 included the termination of the chief executive officer, chief financial officer, chief development officer and general counsel.

During the first quarter of 2012, as a part of the overall realignment of our strategic path, the exit from India and the Asia Pacific region and the decision to sell our France and Netherlands subsidiaries, we initiated another restructuring plan. As a result of this restructuring plan, we implemented a reduction in force and incurred costs related to involuntary termination benefits. A portion of the restructuring charges related to this action are included in Discontinued operations and $2,505 is included in Restructuring in the condensed consolidated statement of operations for charges incurred in the U.S. Restructuring charges of $283 that have been committed to but not yet paid, are included in Accrued compensation in the condensed consolidated balance sheets. We expect to pay these benefits by October 31, 2012.

The following table reconciles restructuring charges related to continuing operations with the associated liabilities:

	Involuntary Termination Benefits	Office Relocation Costs	Other Costs, Primary Lease Obligations	Total
Balance as of December 31, 2010	$56	$—	$226	$282
Restructuring charges	5,153	—	(196)	4,957
Utilization	(4,336)	—	(30)	(4,366)
Balance as of December 31, 2011	873	—	—	873
Restructuring charges	2,447	48	10	2,505
Utilization	(3,037)	(48)	(10)	(3,095)
Balance as of June 30, 2012	$283	$—	$—	$283

6. Debt Facilities

Term Loan
We entered into a $20,000 term loan with High River on September 16, 2011 and subsequently amended the terms on November 14, 2011 and on February 28, 2012. The term loan accrues interest at 9% per year, which is paid-in-kind quarterly through capitalizing interest and adding it to the principal balance. It is secured by a first lien on substantially all of our assets and is guaranteed by two of our subsidiaries, mCore International and Motricity Canada. On May 10, 2012, we further amended the term loan, by adding a $5,000 revolving loan facility from High River. We are required to repay any advance thereunder within 60 days of such advance or, if earlier, when the term loan becomes due pursuant to its terms. The annual interest rate on the amounts borrowed pursuant to the revolving loan is 15% per year, which amount will increase by 2% at the time of any event of default under our term loan. No amounts are currently outstanding under the revolving loan facility. The principal and interest of the term loan are due and payable at maturity on August 28, 2013. The term loan provides High River with a right to accelerate the payment of the term loan if, among other things, we experience an ownership change (within the meaning of Section 382 of the Internal Revenue Code of 1986 as amended) that (i) results in a substantial limitation on our ability to use our net operating loss carryforwards and related tax benefits or (ii) if the shares of any preferred stock we may issue become redeemable at the option of the holders or (iii) if we are required to pay the liquidation preference for such shares. Subject to certain limited exceptions, the term loan is subject to mandatory prepayment (without premium or penalty) from the net proceeds of corporate transactions, including dispositions of assets outside of the ordinary course of business or the issuance of additional debt or equity securities (other than the rights offering currently in progress). The term loan contains

Motricity, Inc.
Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

certain restrictive covenants, with which we were in full compliance as of June 30, 2012. The principal and accrued interest balances as of June 30, 2012 were $20,000 and $1,464, respectively.

High River is beneficially owned by Mr. Carl C. Icahn, a beneficial holder, as of August 6, 2012, of approximately 16.5% of our outstanding shares of common stock. Mr. Brett C. Icahn, a director of the Company, is the son of Mr. Carl C. Icahn, and Mr. Hunter C. Gary, a director of the Company, is married to Mr. Carl C. Icahn's wife's daughter. The term loan as amended with High River was unanimously approved by a committee comprised of disinterested directors of the Company's Board of Directors.

7.     Net Loss Per Share

Basic and diluted net loss per share from continuing operations and from discontinued operations have been computed based on net loss from continuing operations, net loss from discontinued operations and the weighted-average number of common shares outstanding during the applicable period. We calculate potentially dilutive incremental shares issuable using the treasury stock method and the if-converted method, as applicable. The treasury stock method assumes that the proceeds received from the exercise of stock options and warrants, as well as, stock option and restricted stock expense yet to be recorded for unvested shares would be used to repurchase common shares in the market at the average stock price during the period. We have excluded options to purchase common stock, restricted stock and warrants to purchase common stock, when the potentially issuable shares covered by these securities are antidilutive. The following table presents the outstanding potentially antidilutive securities at each period end not included in net loss per share from continuing operations and net loss per share from discontinued operations:

	June 30,
	2012	2011
Options to purchase common stock	945,640	2,826,000
Restricted stock	185,699	776,591
Warrants to purchase common stock	2,027,403	2,143,846
Total securities excluded from net loss per share	3,158,742	5,746,437

8.     Related Party Transactions

On September 16, 2011, we borrowed $20,000 from High River pursuant to a secured promissory note, which was amended on November 14, 2011 and February 28, 2012. On May 10, 2012, we further amended the term loan by adding a $5,000 revolving loan facility from High River. The principal and interest of the term loan are due and payable at maturity on August 28, 2013. High River is beneficially owned by Carl C. Icahn, a beneficial holder, as of August 6, 2012 of approximately 16.5% of the Company's outstanding shares of common stock. Brett C. Icahn, a director of the Company, is the son of Carl C. Icahn, and Hunter C. Gary, a director of the Company, is married to Carl C. Icahn's wife's daughter. The term loan as amended with High River was unanimously approved by a committee comprised of disinterested directors of the Company's Board of Directors. See Note 6-Debt Facilities for more information.

9.     Legal Proceedings

Putative Securities Class Action.  We previously announced that Joe Callan filed a putative securities class action complaint in the U.S. District Court, Western District of Washington at Seattle on behalf of all persons who purchased or otherwise acquired common stock of Motricity between June 18, 2010 and August 9, 2011 or in our IPO. The defendants in the case are Motricity, certain of our current and former directors and officers, including Ryan K. Wuerch, James R. Smith, Jr., Allyn P. Hebner, James N. Ryan, Jeffrey A. Bowden, Hunter C. Gary, Brett Icahn, Lady Barbara Judge CBE, Suzanne H. King, Brian V. Turner; and the underwriters in our IPO, including J.P. Morgan Securities, Inc., Goldman, Sachs & Co., Deutsche Bank Securities Inc., RBC Capital Markets Corporation, Robert W. Baird & Co Incorporated, Needham & Company, LLC and Pacific Crest Securities LLC. The complaint alleges violations under Sections 11 and 15 of the Securities Act of 1933, as amended, (the "Securities Act") and Section 20(a) of the Securities Exchange Act (the "Exchange Act") by all defendants and under Section 10(b) of the Exchange Act by Motricity and those of our former and current officers who are named as defendants. The complaint seeks, inter alia, damages, including interest and plaintiff's costs and rescission. A second putative securities class action complaint

Motricity, Inc.
Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

was filed by Mark Couch in October 2011 in the same court, also related to alleged violations under Sections 11 and 15 of the Securities Act, and Sections 10(b) and 20(a) of the Exchange Act. On November 7, 2011, the class actions were consolidated, and lead plaintiffs were appointed pursuant to the Private Securities Litigation Reform Act. On December 16, 2011, plaintiffs filed a consolidated complaint which added a claim under Section 12 of the Securities Act to its allegations of violations of the securities laws and extended the putative class period from August 9, 2011 to November 14, 2011.  On February 14, 2012, we filed a motion to dismiss the consolidated class actions, which the plaintiffs opposed by filing opposition briefs on April 4, 2012. The plaintiffs filed an amended complaint on May 11, 2012 and on June 11, 2012, we filed a motion to dismiss the consolidated class action.  The plaintiffs then filed a second amended complaint on July 11, 2012.

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

10.     Subsequent Events

On July 24, 2012, we launched a rights offering pursuant to which we distributed to holders of our common stock at the close of business on July 23, 2012 one transferable subscription right for every one share of common stock owned as of that date. Each subscription right, subject to certain limitations, entitles the holder thereof to subscribe for a unit, at a subscription price of $0.65 per unit. Each unit consists of 0.02599 shares of 12% Redeemable Series J preferred stock and 0.30861 warrants to purchase a share of common stock, as well as an over-subscription privilege. If the rights offering is fully subscribed, we anticipate receiving approximately $28,500 in net proceeds. We must use a portion of the proceeds to repay any amounts outstanding under our revolving loan facility from High River, which could be up to $5,000. No amounts are currently outstanding under the revolving loan facility. We intend to use the remaining net proceeds from this rights offering for general corporate and working capital purposes. Those purposes may include any acquisitions we may pursue. We have no current plans to pursue any specific acquisition.

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

We may, through our senior management, from time to time make “forward looking statements” about matters described herein or other matters concerning the Company. You should consider our forward-looking statements in light of the risks and uncertainties that could cause our actual results to differ materially from those which are management's current expectations or forecasts. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” in Part II, Item 1A of this report, as well as the risks and uncertainties discussed elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2011 and in this report. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Except as required by law, we disclaim any intent or obligation to revise or update any forward-looking statements for any reason.

Business Overview
Motricity, Inc. ("Motricity" or the "Company") is a provider of mobile data solutions serving mobile operators, consumer brands and enterprises, and advertising agencies. Our software as a service ("SaaS") based platform enables our customers to implement marketing, merchandising, commerce, and advertising solutions to engage with their target customers and prospects through mobile devices. Our integrated solutions span mobile optimized websites, mobile applications, mobile merchandising and content management, mobile messaging, mobile advertising and predictive analytics. Our solutions allow our customers to drive loyalty, generate revenue and re-engineer business processes to capture the advantages of a mobile enabled customer base. Our predictive analytics capabilities drives relevant and targeted consumer experiences that drive brand awareness and interaction for our customers.

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

The competitive landscape continues to impact our business. In North America, our operations are continuing to experience downward pressures related to the mass adoption of smart phones at the expense of feature phones. While this transition has been underway for some time, our large carrier customers are reporting that this trend is accelerating faster than they expected and it is impacting revenues not just for Motricity, but for the industry. With the shift in our focus from large solution customization and implementation projects to mobile media and enterprise solutions, we have seen a downward trend in our professional service revenue on a sequential basis, and we believe that this trend will continue. We are broadening our solutions and services to North American carriers, but there are no assurances that we will be successful in doing so. We depend, and expect to continue to depend, on a limited number of significant wireless carriers for a substantial portion of our revenues. Certain of our customers, including AT&T and Verizon may terminate our agreements by giving advance notice and one of our agreements with AT&T is up for renewal in September 2012. In the event that one or more of our major wireless carriers decides to reduce or stop using our managed and professional services, we could be forced to shift our marketing focus to smaller wireless carriers or accelerate our focus on mobile media and enterprise business and this could reduce our revenues. See Risk Factors-We depend on a limited number of customers for a substantial portion of our revenues. The loss of any key customer or any significant adverse change in the size or terms of a contract with any key customer could significantly further reduce our revenues.

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

Strategic Review. Since September 2011, with the assistance of GCA Savvian Advisors, LLC (“Savvian”), we have been exploring strategic options, including a spin-off, sale or other transaction involving our carrier business and mobile media and enterprise business. After considering the indications of interest and offers received in this process, we decided to end the process of actively pursuing a sale of our business. As such, we decided to focus our resources on other strategic paths, including increasing the focus on our mobile media and enterprise business, broadening our solutions and services to North American carriers, and pursuing financing alternatives such as the rights offering currently in progress. As a part of this process, on May 10, 2012, we entered into a $5 million revolving loan facility with High River Limited Partnership. As part of our increased focus on our mobile media and enterprise opportunities, we are pursuing new product development opportunities designed to enhance and expand our existing services, seeking to develop new technology that addresses the increasingly sophisticated and varied needs of our customers, and responding to technological advances and emerging industry standards and practices and license leading technologies that will be useful in our business in a cost-effective and timely way. Simultaneously, we are focusing on broadening our solutions and services to North American carriers and other industries and building a mobile advertising and enterprise platform that could deliver those services.

The realignment of our strategic path and consideration of financing options will continue to require management time and resources, while we simultaneously focus on developing new product offerings and reducing costs. We cannot assure that we will be successful in our efforts in completing our contemplated financing options, realigning our strategic path, increasing our focus on our mobile media and enterprise business or broadening our carrier solutions. The uncertainty inherent in our strategic review can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, and may increase the likelihood of turnover of other key officers and employees. We are increasing our focus on our mobile media and enterprise business and broadening our solutions and services to North American carriers and have deemphasized our international carrier business. As a part of this, we are completing the process of exiting our business in India and the Asia Pacific region, and divested of our subsidiaries in France and the Netherlands. If we are unable to successfully realign our business to focus on our mobile media and enterprise business and obtain new customers for that business, or to broaden our solutions and services to North American carriers, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

To address the challenges presented by the market conditions and the other risks and uncertainties facing our business and to realign our strategic path, we have continued to implement cost savings measures, including a reduction in our workforce, the cancellation of some hiring plans, and a restructuring of our facilities and data centers. We continue to review our cost structure and may implement further cost saving initiatives. These measures are designed to realign our strategic path, streamline our business, improve the quality of our product offerings and implement cost savings measures. We cannot guarantee that we will be able to execute on our realigned strategic path, realize cost savings and other anticipated benefits from our cost savings efforts, or that such efforts will not interfere with our ability to achieve our business objectives. Moreover, the reduction in force and the realignment of our strategic path and other cost savings measures can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, may increase the likelihood of turnover of other key employees, and may have an adverse impact on our business. Our success will depend on our ability to successfully execute one or more financing alternatives (including the rights offering currently in progress), our ability to successfully develop and use new technologies and adapt our current and planned services to new customer requirements or emerging industry standards and expand our customer base and risks and uncertainties discussed in Risk Factors.

Liquidity and Capital Resources. On May 10, 2012, we further amended the terms of our existing term loan from High River Limited Partnership (“High River”) by adding a $5 million revolving loan facility. We originally entered into the term loan on September 16, 2011, and amended it on November 14, 2011 and on February 28, 2012. The February amendment extended the maturity date for the term loan to August 28, 2013. We are required to repay any advance under the revolving loan facility within 60 days of such advance or, if earlier, when the term loan becomes due pursuant to its terms. The annual interest rate on the amounts borrowed pursuant to the revolving loan is 15%, which amount will increase by 2% at the time of any event of default under our term loan. We must use a portion of the proceeds to repay any amounts outstanding under our revolving loan facility from High River, which could be up to $5 million. No amounts are currently outstanding under the revolving loan facility. We intend to use the remaining net proceeds from this rights offering for general corporate and working capital purposes. Those purposes may include any acquisitions we may pursue. We have no current plans to pursue any specific acquisition. High River is beneficially owned by Mr. Carl C. Icahn, a beneficial holder, as of August 6, 2012, of approximately 16.5% of our outstanding shares. Mr. Brett C. Icahn, a director of the Company, is the son of Mr. Carl C. Icahn, and Mr. Hunter C. Gary, a director of the Company, is married to Mr. Carl C. Icahn's wife's daughter. The term loan, as amended, was approved by a committee comprised of disinterested directors of the Company's Board of Directors. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

On July 24, 2012, we launched a rights offering pursuant to which we distributed to holders of our common stock at the close of business on July 23, 2012 received one transferable subscription right for every one share of common stock owned as of that date. Each subscription right, subject to certain limitations, entitles the holder thereof to subscribe for a unit, at a subscription price of $0.65 per unit. Each unit consists of 0.02599 shares of 12% Redeemable Series J preferred stock and 0.30861 warrants to purchase a share of common stock, as well as an over-subscription privilege. If the rights offering is fully subscribed, we anticipate receiving approximately $28.5 million in net proceeds. We must use a portion of the proceeds to repay any amounts outstanding under our revolving loan facility from High River, which could be up to $5 million. No amounts are currently outstanding under the revolving loan facility. We intend to use the remaining net proceeds from this rights offering for general corporate and working capital purposes. Those purposes may include any acquisitions we may pursue. We have no current plans to pursue any specific acquisition.

We believe that our future cash flow from operations and available cash and cash equivalents will be sufficient to meet our liquidity needs for the next 12 months. However, this may not be the case, as our longer-term liquidity and ability to execute on our longer term business plan is contingent on our ability to raise additional capital, including in the rights offering currently in progress and on our not experiencing any events that may accelerate the payment of our term loan and amounts drawn under our revolving credit facility. We are required to use the proceeds from our rights offering to repay our revolving loan facility, but not our term loan. Our ability to fund our capital needs also depends on our future operating performance, our ability to successfully realign our costs and strategic path, the effect of any financing alternatives we may pursue and our ability to meet financial covenants under any indebtedness we may incur. We may also need to raise additional capital to execute our longer term business plan.

We cannot assure that sufficient capital (including from the rights offering currently in progress) will be available on acceptable terms, if at all, or that we will generate sufficient funds from operations to repay our term loan when due or to adequately fund our longer term operating needs. If we are unable to raise sufficient funds, we may need to implement additional cost reduction measures and explore other sources to fund our longer term business needs and repay our term loan and amounts drawn under our revolving credit facility when due. Our failure to do so could result, among other things, in a default under our term loan and revolving credit facility, loss of our customers and a loss of our stockholders' entire investment. Our ability to meet our liquidity needs or raise additional funds may also be impacted by the legal proceedings we are subject to as described in more detail below. Our operating performance may also be affected by risks and uncertainties discussed in Risk Factors. These risks and uncertainties may also adversely affect our short and long-term liquidity.

Management Changes. On May 21, 2012, we entered into an employment offer letter with Nathan Fong pursuant to which Mr. Fong commenced serving as our Chief Financial Officer on June 12, 2012 and our interim Chief Financial Officer stayed on with Motricity through a brief transition through July 13, 2012. Additionally, in January 2012, we hired Richard Stalzer as President of our mobile marketing and advertising business and Charles P. Scullion, our Chief Strategy Officer and interim President of our mobile marketing and advertising business, resigned for good reason. We are considering our current interim Chief Executive Officer, James R. Smith, Jr., as a candidate for permanent Chief Executive Officer, as we continue our evaluation of our executive management team. We cannot assure that our efforts to identify and recruit a permanent Chief Executive Officer will be successful. The uncertainty inherent in our ongoing leadership transition can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, and may increase the likelihood of turnover of other key officers and employees.

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

Listing on Nasdaq. On June 14, 2012, we received a letter from Nasdaq advising that for the previous 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Select Market pursuant to Nasdaq Marketplace Rule 5450(a)(1). This notification has no effect on the listing of our common stock at this time. Nasdaq stated in its letter that in accordance with the Nasdaq Listing Rules, we will be provided 180 calendar days, or until December 11, 2012, to regain compliance with the minimum bid price requirement. If, at any time before December 11, 2012, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days, the Nasdaq staff will provide us with written notification that we have achieved compliance with the minimum bid requirement. If we do not regain compliance with the minimum bid price requirement by December 11, 2012, the Nasdaq staff will provide us with written notification that our common stock will be delisted from the Nasdaq Global Select Market. Prior to December 11, 2012, we may apply to transfer our common stock to the Nasdaq Capital Market provided that our common stock satisfies all criteria, other than compliance with the minimum bid price requirement, for initial inclusion on this market and we provide to Nasdaq written notice of our intention to cure the deficiency. In the event of a transfer, the Nasdaq Marketplace Rules provide that the Company will be afforded an additional 180 calendar days to comply with the minimum bid price requirement while listed on the Nasdaq Capital Market. However, should Nasdaq conclude that the Company will not be able to cure the deficiency, Nasdaq will provide notice to us that our common stock will be subject to delisting. We are considering, but have not yet determined, what action, if any, we will take in response to this notice. See Risk Factors-If we cannot meet Nasdaq's continued listing requirements, Nasdaq may delist our common stock or, if listed, our Series J preferred stock and common stock warrants, which could have an adverse impact on the liquidity and market price of our common stock and Series J preferred stock and the market value of our common stock warrants.
Lease Termination. Effective June 20, 2012, we entered into a Lease Termination Agreement (the “Termination Agreement”) with Kilroy Realty, L.P. (the “Landlord”) pursuant to which we and the Landlord agreed to terminate the lease agreement between us dated as of December 21, 2007 and amended on April 24, 2009 and November 22, 2009 whereby the Company leases from the Landlord our headquarters located at 601 108th Avenue Northeast, Bellevue, Washington (the “Premises”). The Termination Agreement provides that termination with respect to the 8th floor of the Premises will occur on December 31, 2012 and termination with respect to the 9th and 10th floors of the Premises will occur on January 31, 2013 (each a “Termination Date”). Pursuant to the Termination Agreement, the Company and the Landlord will release and discharge the other from liability for their respective obligations under the Office Lease as of the applicable Termination Date. Additionally, the Termination Agreement terminated the Company's right of first offer with respect to all of rentable square feet of space located on the 7th, 11th and 12th floors of the Premises. We are considering various options for a new location for our headquarters following the Termination Dates.

Results of Operations
As we discussed in Management's Discussion and Analysis of Financial Conditions and Results of Operation - Business Overview, in the first quarter of 2012 we decided to exit our operations in India, the Asia Pacific region, France and the Netherlands. As of January 1, 2012, all of the operations related to these regions, as well as any resulting gain or loss recognized from the exit activity is reported as discontinued operations in the condensed consolidated financial statements. We have also reported retrospectively the prior period operations related to these entities as discontinued operations. See Note 3 - Discontinued Operations to our condensed consolidated financial statements for more information.

Total revenues

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
	(Dollars in thousands)
Total revenues	$22,209	$25,788	$(3,579)	(13.9)%	$44,995	$50,081	$(5,086)	(10.2)%

Total revenues for the three months ended June 30, 2012 decreased $3.6 million, or 13.9%, compared to the three months ended June 30, 2011. Managed services revenue for the three months ended June 30, 2012 decreased $1.5 million compared to the three months ended June 30, 2011. Although we experienced increased revenue from our media business, we saw declines in revenues from our carrier customers based on lower active user fees and terminations of our relationships with certain carrier customers. Managed services revenue for the three months ended June 30, 2012 represented 97.1% of total revenues as compared to 89.5% for the three months ended June 30, 2011. Professional services revenue for the three months ended June 30, 2012 decreased $2.1 million or 75.8% compared to the corresponding 2011 period. This was primarily due to our shift in focus from large solution customization and implementation projects to mobile media and enterprise solutions.

Total revenues for the six months ended June 30, 2012 decreased $5.1 million, or 10.2%, compared to the six months ended June 30, 2011. Managed services revenue for the six months ended June 30, 2012 was $1.5 million lower than the six months ended June 30, 2011. Revenue benefited from six months of advertising revenue as compare to only two and one half months for the same period in 2011 (Adenyo was acquired on April 14, 2011) and the increase of customer usage of the AT&T portal. These increases to revenue were more than offset by decreases of activity based revenue experienced with other carrier customers. Managed services revenue for the six months ended June 30, 2012 represented 96.5% of total revenues as compared to 89.7% for the six months ended June 30, 2011. Professional services revenue for the six months ended June 30, 2012 decreased $3.6 million or 69.9% compared to the corresponding 2011 period. This was primarily due to our focus shift from large solution customization and implementation projects to mobile media and enterprise solutions. We have seen a downward trend in our professional service revenue on a sequential basis. We believe that this trend will continue.

We generated 91.3% and 91.9% of our revenues in the U.S. for the three and six months ended June 30, 2012, respectively, as compared to 94.4% and 95.0% for the three and six months ended June 30, 2011. The fluctuation in international revenues is due to international customers acquired with Adenyo, offset by lower revenues associated with Virgin Mobile in the United Kingdom.

Significant customers as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
AT&T	62%	61%	62%	59%
Verizon Wireless	20%	19%	20%	21%

Operating expenses

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
	(Dollars in thousands)
Direct third-party expenses	$5,009	$4,011	$998	24.9%	$10,163	$6,941	$3,222	46.4%
Datacenter and network operations*	3,788	4,659	(871)	(18.7)	7,229	10,742	(3,513)	(32.7)
Product development and sustainment*	2,748	3,536	(788)	(22.3)	7,780	7,499	281	3.7
Sales and marketing*	2,486	3,741	(1,255)	(33.5)	5,011	7,188	(2,177)	(30.3)
General and administrative*	4,998	6,038	(1,040)	(17.2)	11,296	12,059	(763)	(6.3)
Depreciation and amortization	2,041	4,132	(2,091)	(50.6)	3,795	7,876	(4,081)	(51.8)
Acquisition transaction and integration costs	—	2,000	(2,000)	(100.0)	—	6,072	(6,072)	(100.0)
Restructuring	468	129	339	262.8	2,505	375	2,130	568.0
Total operating expenses	$21,538	$28,246	$(6,708)	(23.7)%	$47,779	$58,752	$(10,973)	(18.7)%
*     excluding depreciation

We acquired Adenyo in mid-April 2011. The results for the six months ended June 30, 2012 include the impact from a full period of media-related activity. The corresponding period in 2011 only included media-related activity beginning in mid-April 2011.

Direct third party expenses
For the three months ended June 30, 2012 direct third party expenses increased $1.0 million, or 24.9%, compared to the corresponding period in 2011. Although shared carrier feeds decreased $0.2 million, the increase was primarily driven by:

•
$0.3 million related to increased data purchases for the analytics business and $0.3 million related to increased media publisher costs, as this period for 2012 includes the full impact of the acquisition of Adenyo;

•	$0.1 million increase in usage-based fees for customer specific third-party software, because user volume through the AT&T portal increased over the corresponding period in 2011; and

•
$0.6 million penalty related to volume minimums in the messaging business that were not met in the second quarter of 2012. The agreement pursuant to which this penalty was incurred was terminated in May 2012. We do not expect this type of charge to continue.

For the six months ended June 30, 2012, direct third party expenses increased $3.2 million, or 46.4%, compared to the corresponding 2011 period. This increase was primarily driven by:

•
$0.8 million related to increased data purchases for the analytics business and $0.5 million related to increased media publisher costs, as this period for 2012 includes the full impact of the acquisition of Adenyo;

•	$0.6 million usage-based fees for customer specific third-party software, as user volume through the AT&T portal increased over the corresponding period in 2011; and

•
$1.4 million penalty related to volume minimums in the messaging business that were not met in the first half of 2012. The agreement pursuant to which this penalty was incurred was terminated in May 2012. We do not expect this type of charge to continue.

Datacenter and network operations, excluding depreciation
For the three months ended June 30, 2012, datacenter and network operations expense, excluding depreciation, decreased $0.9 million, or 18.7%, compared to the corresponding period in 2011. This decrease was primarily driven by:

•	$0.3 million attributable to decreased expenses related to headcount and personnel related costs; and

•	$0.5 million decrease in bandwidth, hosting, software and maintenance costs.
For the six months ended June 30, 2012, datacenter and network operations expense, excluding depreciation, decreased $3.5 million, or 32.7%, compared to the corresponding period in 2011. This decrease was primarily driven by:

•	$1.4 million attributable to decreased expenses related to headcount and personnel related costs;

•	$1.1 million decrease in bandwidth, hosting, software and maintenance costs; and

•	$0.8 million decrease in outsourced services to support data centers.
Product development and sustainment, excluding depreciation
For the three months ended June 30, 2012, product development and sustainment expense, excluding depreciation, decreased $0.8 million, or 22.3%, compared to the corresponding period in 2011. This decrease was primarily due to lower software development costs related to the reduced costs of our offshore resources.
For the six months ended June 30, 2012, product development and sustainment expense, excluding depreciation, increased $0.3 million, or 3.7%, as compared to the corresponding period in 2011. This increase was primarily driven by $1.4 million of increased headcount and personnel costs associated with our acquisition of Adenyo that occurred in April 2011, partially offset by $0.4 million associated with headcount reductions in non-Adenyo related businesses and $0.5 million of lower software development costs related to the reduced costs of our offshore resources.
Sales and marketing, excluding depreciation
For the three months ended June 30, 2012, sales and marketing expense, excluding depreciation, decreased $1.3 million, or 33.5%, compared to the corresponding period in 2011. This decrease was primarily driven by:

•	$1.1 million decrease in expenses related to headcount and personnel related costs; and

•	$0.1 million decrease in marketing activities.
For the six months ended June 30, 2012, sales and marketing expense, excluding depreciation, decreased $2.2 million, or 30.3%, as compared to the corresponding 2011 period. This decrease was primarily driven by:

•	$1.5 million of decreased expenses related to headcount and personnel related costs; and

•	$0.6 million decrease in marketing activities.
General and administrative, excluding depreciation
For the three months ended June 30, 2012, general and administrative expense, excluding depreciation, decreased $1.0 million, or 17.2%, compared to the corresponding period in 2011. This decrease was primarily driven by:

•	$0.9 million decrease in expenses related to headcount and personnel related costs; and

•	$0.3 million decrease in accounting and consulting fees.
For the six months ended June 30, 2012, general and administrative expense, excluding depreciation, decreased $0.8 million, or 6.3%, as compared to the corresponding period in 2011. This decrease was primarily driven by $1.2 million decrease in expenses related to headcount and personnel related costs, partially offset by increased administrative expenses associated with the purchase of Adenyo in April 2011.
Depreciation and amortization
For the three and six months ended June 30, 2012 depreciation and amortization expense decreased $2.1 million, or 50.6%, and $4.1 million, or 51.8% compared to the corresponding 2011 periods. The decrease was primarily due to less amortization associated with intangible assets and capitalized software, as a result of impairment of these assets that occurred in the last half of 2011.

Acquisition transaction and integration costs
Acquisition transaction and integration costs of $2.0 million incurred during the three months ended June 30, 2011 and $6.1 million incurred during the six months ended June 30, 2011 relate to the acquisition of Adenyo which was completed on April 14, 2011.
Restructuring
During the first quarter of 2012, as a part of the overall realignment of our strategic path, and following the termination of our agreement with XL on December 31, 2011, we initiated a restructuring plan related to our international operations. In connection with the implementation of the restructuring plan, we incurred $2.0 million of restructuring charges during the three months ended March 31, 2012 primarily associated with involuntary termination benefits and retention bonuses. During the second quarter of 2012, we continued these restructuring efforts and incurred an additional $0.5 million of involuntary termination benefits.

Other income (expense), net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Other income (expense)	$(525)	$11	$(521)	$26
Interest and investment income, net	1	—	1	26
Interest expense	(473)	—	(934)	—
Total other income (expense), net	$(997)	$11	$(1,454)	$52

Other expense of $0.5 million for the three and six months ended June 30, 2012 primarily represents the loss on asset disposals associated with the termination of the lease for our Bellevue, Washington headquarters. Interest expense of $0.5 million and $0.9 million for the three and six months ended June 30, 2012, respectively, relates to the term loan we entered into on September 16, 2011. See Note 6—Debt Facilities to our condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for more information.
Provision for income taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Provision (benefit) for income taxes	$(160)	$441	$(68)	$884

The provision (benefit) from income taxes for the three and six months ended June 30, 2012 and 2011 primarily consists of a deferred U.S. tax provision for the difference between book and tax treatment of goodwill associated with the acquisition of Adenyo and Infospace Mobile.

We maintain a full valuation allowance against our net deferred tax assets which precludes us from recognizing a tax benefit for our current operating losses. Our historical lack of profitability is a key factor in concluding there is insufficient evidence of our ability to realize any future benefits from our deferred tax assets.
Net loss from discontinued operations

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
	(Dollars in thousands)
Net loss from discontinued operations	$(1,765)	$(1,381)	$(384)	27.8%	$(6,446)	$(907)	$(5,539)	610.7%

The net loss from discontinued operations for the three and six months ended June 30, 2012 and 2011 includes the results of our operations in India, the Asia Pacific region, the Netherlands and France.
Net loss

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
	(Dollars in thousands)
Net loss	$(1,931)	$(4,269)	$2,338	(54.8)%	$(10,616)	$(10,410)	$(206)	2.0%
For the three months ended June 30, 2012, net loss was $1.9 million, compared to $4.3 million for the three months ended June 30, 2011. The $2.3 million change primarily reflects:

•	$2.1 million decrease in depreciation and amortization;

•	$2.0 million decrease in acquisition transaction and integration costs;

•	$1.3 million decrease in sales and marketing expenses;

•	$1.0 million decrease in general and administrative expenses; and

•	$0.9 million decrease in datacenter and network operation expenses.
These decreases in expenses were partially offset by:

•	$3.6 million decrease in total revenues;

•	$1.0 million increase in direct third party expenses;

•	$0.4 million increase in net loss from discontinued operations; and

•	$0.3 million increase in restructuring costs.
For the six months ended June 30, 2012 net loss was $10.6 million, compared to $10.4 million for the six months ended June 30, 2011. The $0.2 million increase primarily reflects:

•	$5.5 million increase in net loss from discontinued operations;

•	$5.1 million decrease in total revenues;

•	$3.2 million increase in direct third party expenses; and

•	$2.1 million increase in restructuring costs.
These items were partially offset by:

•	$6.1 million decrease in acquisition transaction and integration costs;

•	$4.1 million decrease in depreciation and amortization;

•	$3.5 million decrease in datacenter and network operation expenses; and

•	$2.2 million decrease in sales and marketing expenses.

Liquidity and Capital Resources
General
Our principal needs for liquidity have been to fund operating losses, working capital requirements, restructuring expenses, capital expenditures, international activity, acquisitions, integration and for debt service. Our principal sources of liquidity as of June 30, 2012 consisted of cash and cash equivalents of $17.6 million. Additionally, as described further below, on May 10, 2012, we amended the term loan by adding a $5.0 million revolving loan facility from High River. We are required to repay any advance thereunder within 60 days of such advance or, if earlier, when the term loan becomes due pursuant to its terms. The annual interest rate on the amounts borrowed pursuant to the revolving loan is 15% per year, which amount will increase by 2% at the time of any event of default under our term loan. No amounts are currently outstanding under the revolving loan facility. We have implemented cost reduction measures and are continuing to review our liquidity needs. Over the near term, we expect that working capital requirements will continue to be our principal needs for liquidity. In the long term, working capital requirements are expected to increase if we succeed in executing our longer term business plan and growing our business.

On July 24, 2012, we launched a rights offering pursuant to which we distributed to holders of our common stock at the close of business on July 23, 2012 received one transferable subscription right for every one share of common stock owned as of that date. Each subscription right, subject to certain limitations, entitles the holder thereof to subscribe for a unit, at a subscription price of $0.65 per unit. Each unit consists of 0.02599 shares of 12% Redeemable Series J preferred stock and 0.30861 warrants to purchase a share of common stock, as well as an over-subscription privilege. If the rights offering is fully subscribed, we anticipate receiving approximately $28.5 million in net proceeds. We must use a portion of the proceeds to repay any amounts outstanding under our revolving loan facility from High River, which could be up to $5.0 million. No amounts are currently outstanding under the revolving loan facility. We intend to use the remaining net proceeds from this rights offering for general corporate and working capital purposes. Those purposes may include any acquisitions we may pursue. We have no current plans to pursue any specific acquisition. There is no assurance that we will successfully close the rights offering.

We believe that our future cash flow from operations and available cash and cash equivalents will be sufficient to meet our liquidity needs for the next 12 months. However, this may not be the case, our longer-term liquidity and ability to execute on our longer term business plan is contingent on our ability to raise additional capital, including in the rights offering currently in progress and on our not experiencing any events that may accelerate the payment of our term loan and amounts drawn under our revolving credit facility. We are required to use the proceeds from our rights offering to repay our revolving loan facility, but not our term loan. Our ability to fund our capital needs also depends on our future operating performance, our ability to successfully realign our costs and strategic path, the effect of any financing alternatives we may pursue and our ability to meet financial covenants under any indebtedness we may incur. We may also need to raise additional capital to execute our longer term business plan.

We cannot assure that sufficient capital (including from the rights offering) will be available on acceptable terms, if at all, or that we will generate sufficient funds from operations to repay our term loan and amounts drawn under our revolving credit facility when due or to adequately fund our longer term operating needs. If we are unable to raise sufficient funds, we may need to implement additional cost reduction measures and explore other sources to fund our longer term business needs and repay our term loan and amounts drawn under our revolving credit facility when due. Our failure to do so could result, among other things, in a default under our term loan and revolving credit facility, loss of our customers and a loss of our stockholders' entire investment. Our ability to meet our liquidity needs or raise additional funds may also be impacted by the legal proceedings we are subject to as described in Item 1 - Legal Proceedings. Our operating performance may also be affected by risks and uncertainties discussed in Part II, Item 1A of this report. These risks and uncertainties may also adversely affect our short and long-term liquidity.

If we are unable to meet the performance commitments under our revenue contracts or effectively enforce or accurately and timely bill and collect for contracts with our customers, it may have an adverse impact on our cash flow and liquidity. As of June 30, 2012, $4.2 million of accounts receivable related to our messaging business, of which $3.4 million will be used to pay outstanding accounts payable balances. Independent of the messaging business, $4.0 million was included in accounts receivable but was not billed until July 2012.

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

At our request, High River agreed to provide us with a $5 million revolving loan facility and in connection therewith, we further amended the Note on May 10, 2012. Under the revolving facility, we may request amounts in $2.5 million increments, unless High River in its sole discretion agrees to lend amounts in smaller increments. We are required to repay any amounts drawn under the revolving credit facility at the earliest to occur of: (i) 60 days of such advance; (ii) August 28, 2013; (iii) a Corporate Transaction (as defined in the Note) with net cash proceeds in excess of $5 million; (iv) a Qualifying Rights Offering (as defined in the Note, which would include our rights offering currently in progress); or (v) all of our other obligations under the Note towards High River becoming due and payable (whether by acceleration or otherwise). The annual interest rate on the amounts borrowed pursuant to the revolving loan is 15%. As of June 30, 2012 we have not drawn any amounts under the revolving credit facility.

High River is beneficially owned by Mr. Carl C. Icahn, a beneficial holder, as of August 6, 2012 of approximately 16.5% of our outstanding shares of common stock. Mr. Brett C. Icahn, a director of the Company, is the son of Mr. Carl C. Icahn, and Mr. Hunter C. Gary, a director of the Company, is married to Mr. Carl C. Icahn's wife's daughter. The Note as amended with High River was unanimously approved by a committee comprised of disinterested directors of the Company's Board of Directors.

Cash Flows
As of June 30, 2012 and December 31, 2011, we had cash and cash equivalents of $17.6 million and $13.1 million, respectively. The $4.5 million increase reflects $6.7 million provided by operating activities partially offset by $1.4 million used in investing activities, $1.0 million used in financing activities.

Net Cash Provided by Operating Activities
During the six months ended June 30, 2012, $6.7 million was provided by operating activities. Our operating activities from continuing operations provided $12.2 million of cash primarily related to the $10.2 million net change in our operating assets and liabilities. This change was driven by the decrease in accounts receivable related to terminated international carrier contracts, which was offset by the decrease in accounts payable and accrued expenses. Operating activities from discontinued operations used $5.5 million of cash.

Net Cash Used in Investing Activities
For the six months ended June 30, 2012, cash of $0.9 million was used to purchase property and equipment for our network operations and $0.4 million was included in assets we disposed of in the sale of our discontinued operations in the Netherlands and France.

Net Cash Used in Financing Activities
Net cash of $1.0 million was used in financing activities for the six months ended June 30, 2012 and related to prepaid offering costs associated with our rights offering currently in progress.

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
Our critical accounting policies are available in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2011, as amended by our Current Report on Form 8-K filed on May 25, 2012 which contains our financial statements recast to present certain information as discontinued operations and to retroactively apply FASB Accounting Standards Update No. 2011-05 to include a new separate consolidated statement of comprehensive loss. There have not been any material changes with respect to these policies or estimates during the period covered by this Quarterly Report on Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our interim Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our interim Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company's management, including its interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There has been no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II

Item 1.	Legal Proceedings.

Putative Securities Class Action.  We previously announced that Joe Callan filed a putative securities class action complaint in the U.S. District Court, Western District of Washington at Seattle on behalf of all persons who purchased or otherwise acquired common stock of Motricity between June 18, 2010 and August 9, 2011 or in our IPO. The defendants in the case are Motricity, certain of our current and former directors and officers, including Ryan K. Wuerch, James R. Smith, Jr., Allyn P. Hebner, James N. Ryan, Jeffrey A. Bowden, Hunter C. Gary, Brett Icahn, Lady Barbara Judge CBE, Suzanne H. King, Brian V. Turner; and the underwriters in our IPO, including J.P. Morgan Securities, Inc., Goldman, Sachs & Co., Deutsche Bank Securities Inc., RBC Capital Markets Corporation, Robert W. Baird & Co Incorporated, Needham & Company, LLC and Pacific Crest Securities LLC. The complaint alleges violations under Sections 11 and 15 of the Securities Act of 1933, as amended, (the "Securities Act") and Section 20(a) of the Securities Exchange Act (the "Exchange Act") by all defendants and under Section 10(b) of the Exchange Act by Motricity and those of our former and current officers who are named as defendants. The complaint seeks, inter alia, damages, including interest and plaintiff's costs and rescission. A second putative securities class action complaint was filed by Mark Couch in October 2011 in the same court, also related to alleged violations under Sections 11 and 15 of the Securities Act, and Sections 10(b) and 20(a) of the Exchange Act. On November 7, 2011, the class actions were consolidated, and lead plaintiffs were appointed pursuant to the Private Securities Litigation Reform Act. On December 16, 2011, plaintiffs filed a consolidated complaint which added a claim under Section 12 of the Securities Act to its allegations of violations of the securities laws and extended the putative class period from August 9, 2011 to November 14, 2011.  On February 14, 2012, we filed a motion to dismiss the consolidated class actions, which the plaintiffs opposed by filing opposition briefs on April 4, 2012. The plaintiffs filed an amended complaint on May 11, 2012 and on June 11, 2012, we filed a motion to dismiss the consolidated class action.  The plaintiffs then filed a second amended complaint on July 11, 2012.

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
The risk factors below are based on the risk factors contained in Amendment No. 5 to our Registration Statement on Form S-3 filed on Form S-1 filed with the SEC in connection with the rights offering that is currently in progress. Pursuant to the rights offering, we distributed to holders of our common stock as of July 23, 2012 one transferable subscription right for every one share of common stock owned as of that date. Each subscription right, subject to certain limitations, entitles the holder thereof to purchase a unit consisting of 0.02599 shares of 12% Redeemable Series J preferred stock and 0.30861 warrants to purchase a share of our common stock, at subscription price of $0.65 per unit. No shares of Series J preferred stock or common stock warrants to be issued in connection with the rights offering will be outstanding unless and until the rights offering is consummated. Therefore, all references herein to the rights of the holders of Series J preferred stock assume that the shares of

Series J preferred stock were issued at the close of the rights offering.
Our failure to raise additional capital, including in the rights offering currently in progress, or generate the cash flows necessary to repay any amounts outstanding under our term loan and revolving loan facility when due and to maintain and expand our operations and invest in our services could result in a default under our term loan and revolving loan facility and reduce our ability to continue normal operations. We may not have sufficient capital to pay amounts outstanding under our term loan and revolving loan facility when due or to redeem our Series J preferred stock if the holders of such stock require us to do so. This could impact our ability to continue normal operations and could result in the loss of your entire investment.
We believe that our future cash flow from operations and available cash and cash equivalents will be sufficient to meet our liquidity needs for the next twelve months. However, this may not be the case, our longer-term liquidity and ability to execute on our longer term business plan is contingent on our ability to raise additional capital, including in the rights offering currently in progress and on our not experiencing any events that may accelerate the payment of our term loan and revolving credit facility. We are required to use the proceeds from the rights offering to repay any amounts outstanding under our revolving loan facility, but not our term loan. Our ability to fund our capital needs also depends on our future operating performance, our ability to successfully realign our costs and strategic path, the effect of any financing alternatives we may pursue and our ability to meet financial covenants under any indebtedness we may incur. We may also need to raise additional capital to execute our longer term business plan, including to complete planned upgrades and enhancements to our products and services, increase our investment in capital equipment to support new and existing customers, extend our marketing and sales efforts, and make strategic acquisitions if attractive opportunities become available. Our future capital requirements will depend on many factors, including our future operating performance, our ability to successfully realign our costs and strategic path, the time and cost of our service enhancements, the rate of growth of the mobile media and enterprise business, the rate of mobile data subscriber growth, the acceptance rate of mobile devices as multi-functional computing platforms, the demand for wireless applications, the time and cost of successfully entering into new customer contracts and the amount of investment needed to achieve our sales and marketing objectives.
If we raise additional capital in an equity financing including in he rights offering currently in progress, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock and/or Series J preferred stock could decline. If we engage in debt financing, we may be required to accept terms that further restrict our ability to incur additional indebtedness and force us to maintain specified liquidity or other ratios. We may not be able to raise any additional capital that we may require on terms acceptable to us or at all. Our failure to do so could result, among other things, in a default under our term loan and revolving credit facility, loss of our customers and a loss of your entire investment.
We may not have sufficient capital to pay any amounts outstanding under our term loan and revolving credit facility when due or to redeem our Series J preferred stock if the holders of such stock require us to do so. This could impact our ability to continue normal operations and could result in the loss of your entire investment.
Events outside our control, such as a change in control, which includes a person becoming a beneficial owner of securities representing at least 50% of the voting power of our company, a sale of substantially all of our assets, and certain business combinations and mergers, which cause a change of 20% or more of the voting power of our company, an ownership change impacting our ability to use our net operating losses and related tax benefits and our ability to implement measures intended to preserve our net operating losses and related tax benefits, give the holders of our Series J preferred stock a right to require us to redeem their Series J preferred stock and may result in the acceleration of our term loan and revolving loan facility.
Our term loan may be accelerated if the right of our Series J preferred stockholders to require us to redeem their shares of Series J preferred stock is triggered or if we experience an ownership change (within the meaning of Section 382 of the Code) as described above. We do not have control over some of these triggering events, and if any of these events were to occur and we were required to repay any amounts outstanding under our term loan and revolving credit facility or redeem our Series J preferred stock, we may not have sufficient capital to do so or to continue normal operations and you could lose your entire investment. See Risk Factors-Our ability to use net operating losses and certain built-in losses to reduce future tax payments may be limited by provisions of the Internal Revenue Code and may be subject to future limitation as a result of the rights offering currently in progress and future transactions.
We depend on a limited number of customers for a substantial portion of our revenues. The loss of any key customer or any significant adverse change in the size or terms of a contract with any key customer could significantly further reduce our revenues.
We depend, and expect to continue to depend, on a limited number of significant wireless carriers for a substantial portion of our revenues. Currently, a number of the top U.S. carriers use our services. In the event that one or more of these major wireless carriers decides to reduce or stop using our managed and professional services, we could be forced to shift our marketing focus to smaller wireless carriers or accelerate our focus on mobile media and enterprise business. This could result in lower revenues than expected and increased business development, marketing and sales expenses and cause our business to be less profitable and our results of operations to be adversely affected.
In addition, a change in the timing or size of a professional services project by any one of our key customers could result in significant variations in our revenue and operating results. Our operating results for the foreseeable future will continue to depend on our ability to effect sales to a small number of customers. Any revenue growth will depend in part on our success in selling additional services to our large customers, expanding our customer base to include additional customers that deploy our solutions in large- scale networks serving significant numbers of subscribers, and whether we can successfully expand our mobile media and enterprise business.
In 2010, accounting for our operations in India and the Asia Pacific region and our subsidiaries in France and the Netherlands as discontinued operations on a retrospective basis, we generated approximately 53%, and 29% of our total revenue from contracts with AT&T and Verizon, respectively. For the year ended December 31, 2011, we generated approximately 58% and 21% of our total revenue from contracts with AT&T and Verizon, respectively. For the six months ended June 30, 2012, we generated approximately 62% and 20% of our total revenue from contracts with AT&T and Verizon, respectively. Certain of our customers, including AT&T and Verizon may terminate our agreements by giving advance notice and one of our agreements with AT&T is up for renewal in September 2012. Our ability to continue the terms of our agreements may be impacted by constraints in liquidity and capital resources, the exploration of financing alternatives and the realignment of our strategic path, including our decision not to pursue a sale of our carrier business. Failure to renew or maintain our agreements with AT&T, Verizon or our other large customers and to obtain new customers would materially reduce our revenue and have a material adverse effect on our business, operating results and financial condition.
We are increasing our focus on our mobile media and enterprise business and broadening our solutions and services to North American carriers and have deemphasized our international carrier business. As a part of this, we are completing the process of exiting our business in India and the Asia Pacific region, and divested of our subsidiaries in France and the Netherlands. If we are unable to successfully realign our business to focus on our mobile media and enterprise business and obtain new customers for that business, or to broaden our solutions and services to North American carriers our business, financial condition, results of operations and cash flows could be materially and adversely affected.
Following the termination of our relationship with XL in the first quarter of 2012, we decided to exit our business in India and the Asia Pacific region. These decisions were based on the resources and costs associated with these operations, the intensified competition in the region and our decision to streamline our operations and focus on our mobile media and enterprise business, while at the same time recommitting some of our resources to our North American carrier operations. Additionally, as a part of our new strategic path and a reduction in the actual and anticipated performance of the subsidiaries, we divested of our subsidiaries located in France and the Netherlands in May 2012. We may face administrative and regulatory hurdles as we exit our international operations, the wind down process may be longer than anticipated and we may incur significant unexpected expenses in connection with the wind down of our operations. While we believe that the exit will have a positive effect on our profitability in the long term, there is no assurance that this will be the case and we expect that the exit from our India and Asia Pacific business will impact our revenues and cause us to incur costs. There are no assurances that we will be able to generate sufficient revenues from our other customers or from our mobile media and enterprise business or successfully operate our carrier business. If we are not successful in our efforts to realign our strategy to focus on our mobile media and enterprise business, to develop our product offering in that market and to obtain new customers for that business, in broadening our solutions and services to North American carriers, or in exiting our international operations in a cost effective manner, our revenues, results of operations and financial condition may be adversely impacted.
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
We cannot assure that we will be successful in exploring, pursuing or consummating any financing alternatives, including the rights offering currently in progress or in realigning our strategic path. Furthermore, additional capital may be needed to pursue such strategies, including developing our mobile media and enterprise business and broadening our solutions and services to North American carriers and there are no assurances that additional capital is available on favorable terms or at all. Moreover, the process of exploring financing, realigning our strategic path, effecting cost reductions may be disruptive to our business. The inability to effectively manage the process could materially and adversely affect our business, financial condition or results of operations. If we are not able to consummate financing or to successfully realign our strategic path and manage the reduction of our costs, our liquidity, capital resources and our business may be adversely impacted.
We recently elected to end the process we had been pursuing for the sale of all or a portion of our business and elected to retain our carrier business. This may negatively impact our business, relations with our customers and make it more difficult for us to retain employees and we may not be able to successfully operate our carrier business going forward.
After lengthy considerations and negotiations and based on a recommendation by a special committee of our Board of Directors, we recently elected to end the process we had been pursuing for the sale of all or a portion of our business. The inquiries and offers we received were subject to due diligence, price adjustments, buyer contingencies and optionality, uncertainties and other proposed transaction terms that ultimately led us to conclude that we should retain our carrier business and the current positive cash flows it provides, and forgo the cost and expense of pursuing a transaction which we did not believe would be completed at the price initially proposed, if at all. Our decision to end the process may be disruptive to our business, subject us to risk of litigation, negatively impact our business and our relations with our customers and make it more difficult for us to retain employees and the carrier business is subject to risks and uncertainties described elsewhere in these risk factors.
Our ongoing leadership transition could have a material adverse impact on our business, operating results or financial condition.
On May 21, 2012, we entered into an employment offer letter with Nathan Fong pursuant to which Mr. Fong commenced serving as our Chief Financial Officer on June 12, 2012. Additionally, in January 2012, we hired Richard Stalzer as President of our mobile marketing and advertising business, and Charles P. Scullion, our Chief Strategy Officer and interim President of our mobile marketing and advertising business, resigned for good reason. In August 2011, James R. Smith, Jr., our former President and Chief Operating Officer, assumed the role of interim Chief Executive Officer. We are considering Mr. Smith as a candidate for permanent Chief Executive Officer, as we continue our evaluation of our executive management team. We cannot assure that our efforts to identify and recruit a permanent Chief Executive Officer will be successful. Moreover, the uncertainty inherent in our ongoing leadership transition can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, and may increase the likelihood of turnover of other key officers and employees. Our ongoing leadership transition could have a material adverse impact on our business, operating results or financial condition.
We have implemented cost saving measures in the third and fourth quarters of 2011 and into 2012 and may implement additional cost saving in the future. If we are not successful in implementing future cost savings initiatives, our operating results and financial conditions could be adversely affected. We may also experience an adverse impact on our business as a result of the reduction in force.
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
For the years ended December 31, 2007, 2008, 2009, 2010 and 2011 and the six months ended June 30, 2012, we had net losses of approximately $86.0 million, $100.5 million, $40.3 million, $20.3 million, $195.4 million and $10.6 million, respectively. If we cannot become profitable, our financial condition will deteriorate further, and we may be unable to achieve our business objectives.
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
If we cannot meet Nasdaq's continued listing requirements, Nasdaq may delist our common stock or, if listed, our Series J preferred stock and common stock warrants, which could have an adverse impact on the liquidity and market price of our common stock and Series J preferred stock and the market value of our common stock warrants.
Our common stock is currently listed on the Nasdaq Global Select Market, and we have applied for listing of the subscription rights, our Series J preferred stock and our common stock warrants on the Nasdaq Global Select Market. We are and will be required to meet certain qualitative and financial tests to maintain the listing of our common stock on the Nasdaq Global Select Market and of our Series J preferred stock and common stock warrants, if listed. On June 14, 2012, we received a letter from Nasdaq advising that for the previous 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Select Market pursuant to Nasdaq Marketplace Rule 5450(a)(1). We will be provided 180 calendar days, or until December 11, 2012, to regain compliance with the minimum bid price requirement. If, at any time before December 11, 2012, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days, the Nasdaq staff will provide us with written notification that we have achieved compliance with the minimum bid requirement. If we do not regain compliance with the minimum bid price requirement by December 11, 2012, the Nasdaq staff will provide us with written notification that our common stock will be delisted from the Nasdaq Global Select Market. Prior to December 11, 2012, we may apply to transfer our common stock to the Nasdaq Capital Market provided that our common stock satisfies all criteria, other than compliance with the minimum bid price requirement, for initial inclusion on this market and we provide to Nasdaq written notice of our intention to cure the deficiency. In the event of a transfer, the Nasdaq Marketplace Rules provide that the Company will be afforded an additional 180 calendar days to comply with the minimum bid price requirement while listed on the Nasdaq Capital Market. However, should Nasdaq conclude that the Company will not be able to cure the deficiency, Nasdaq will provide notice to us that our common stock will be subject to delisting. A delisting of our common stock, Series J preferred stock or common stock warrants could negatively impact us by reducing the liquidity and market price of our capital stock and the number of investors willing to hold or acquire our capital stock. This could also negatively impact our ability to raise capital in an equity financing, including in the rights offering currently in progress. It is also possible that we would otherwise fail to satisfy another Nasdaq requirement for continued listing of our capital stock. Within the last twelve months, our common stock traded below the $1.00 per share level on 68 days. The closing price on August 6, 2012 was $0.44 per share.
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
Some of our customer agreements provide service level commitments on a monthly basis. Our service level commitment varies by customer. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability and/or degraded performance of our service, we may incur financial penalties. Our revenue could be significantly impacted if we suffer unscheduled downtime that exceeds the allowed downtimes under our agreements with our customers. The failure to meet our contractual level of service availability may require us to credit affected customers for a significant portion of their monthly fees, not just the value for the period of the downtime. As a result, failure to deliver services for a relatively short duration could result in our incurring significant financial penalties. Service level penalties represented 4% of total revenue in 2008, 1% of total revenue in 2009 and in 2010, less than 1% of total revenue in 2011 and 1% of total revenue in the six months ended June 30, 2012. Any system failure, extended service outages, errors, defects or other performance problems with our managed and professional services could harm our reputation and may damage our customers' businesses.
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
Our Series J preferred stock includes terms designed to preserve our use of net operating losses and related tax benefits. Such terms may have the effect of discouraging advantageous offers for our business or common stock and limiting the price that investors are willing to pay in the future for shares of our stock.
Our Series J preferred stock is redeemable at the option of the holders, if we (i) undergo a change in control, which includes a person becoming a beneficial owner of securities representing at least 50% of the voting power of our company, a sale of substantially all of our assets, and certain business combinations and mergers which cause a change in 20% or more of the voting power of our company, (ii) experience an ownership change (within the meaning of Section 382 of the Code), which results in a substantial limitation on our ability to use our net operating losses and related tax benefits or (iii) do not implement NOL Protective Measures within 180 days from the date the shares of Series J preferred stock are first issued. Our term loan may be accelerated, if the right of our Series J preferred stockholders to require us to redeem their shares of Series J preferred stock is triggered or if we experience an ownership change (within the meaning of Section 382 of the Code) as described above. We may not have sufficient capital to redeem our Series J preferred stock, if the holders of our Series J preferred stock require us to do so, to repay our term loan and amounts drawn under our revolving credit facility if accelerated or to continue normal operations.
You should be aware that, while not the intent of the terms of the Series J preferred stock and any NOL Protective Measure, if passed, such terms have an “anti-takeover” effect because they restrict the ability of a person or entity, or group of persons or entities, from accumulating in the aggregate 5% or more (by value) of our stock and the ability of persons, entities or groups now owning 5% or more (by value) of our stock from acquiring additional stock. If not waived, the terms and transfer restrictions may discourage or prohibit a merger, some tender or exchange offers, proxy contests or accumulations of substantial blocks of shares for which some stockholders might receive a premium above market value. In addition, the terms and transfer restrictions may delay the assumption of control by a holder of a large block of capital stock and the removal of incumbent directors and management, even if such removal may be beneficial to some or all of our stockholders. Such restrictions may adversely affect the market price of our stock.
If we implement measures designed to preserve the use of our net operating losses and related tax benefits by, among others, restricting direct or indirect transfers of our common stock and common stock warrants to the extent such transfers would affect the percentage of stock that is treated as owned by a five percent stockholder, your ability to transfer your shares of common stock and common stock warrants may be limited.
If we implement measures designed to preserve the use of our net operating losses and related tax benefits by, among others, restricting direct or indirect transfers of our common stock and common stock warrants to the extent such transfers would affect the percentage of stock that is treated as owned by a five percent stockholder, your ability to transfer your shares of common stock and common stock warrants may be limited.
Our ability to use net operating and certain built-in losses to reduce future tax payments may be limited by provisions of the Internal Revenue Code, and may be subject to further limitation as a result of the rights offering currently in progress and future transactions.
Sections 382 and 383 of the Code contain rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in the years after the ownership change. For purposes of applying these rules we intend to take the position that neither the Series J preferred stock nor the common stock warrants at the time of issuance shall be considered “stock” for purposes of measuring an ownership change under Section 382. These rules generally operate by focusing on ownership changes involving stockholders who directly or indirectly own 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the Company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long term tax exempt rate and the value of the Company's stock immediately before the ownership change. If we experience a change in control, including as a result of the rights offering currently in progress, we may be unable to offset our taxable income with losses (or our tax liability with credits) before such losses and credits expire. Furthermore, if we undergo such an ownership change, we may be required to redeem our Series J preferred stock and our term loan and amounts drawn under our revolving credit facility may be accelerated.
In addition, it is possible that the rights offering currently in progress, the exercise of our common stock warrants and future transactions (including issuances of new shares of our common stock or issuances of our Series J preferred stock if such interest is treated as “stock” for tax purposes and sales of shares of our common stock or sales of our Series J preferred stock if such interest is treated as “stock” for tax purposes) will cause us to undergo one or more additional ownership changes. In that event, we generally would not be able to use our pre-change loss or certain built-in losses prior to such ownership change to offset future taxable income in excess of the annual limitations imposed by Sections 382 and 383 and those attributes already subject to limitations (as a result of our prior ownership changes) may be subject to more stringent limitations.
We intend to take the position that the Series J preferred stock is not “stock” for purposes of Section 382. Such determination depends in part on whether the redemption premium for the stock, if any, is reasonable. Currently, it is unclear what constitutes a reasonable redemption premium for purposes of Section 1504(a)(4) and the applicable regulatory safe harbor has been removed from the Treasury regulation. If the IRS were to take a different position with respect to the Series J preferred stock and treat it as “stock” for Section 382 purposes, an ownership change could occur and if such ownership change occurred we generally would not be able to use our pre-change losses or certain built-in losses to offset future taxable income in excess of certain annual limitations.
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
In 2011, we recognized significant impairment losses related to our goodwill and intangible assets. We may also recognize impairment losses for subsequent periods which would adversely affect our financial results.
We are required under Generally Accepted Accounting Principles to test goodwill for impairment annually and to assess our amortizable intangible assets, including capitalized software costs, and long-lived assets, as well as goodwill, for impairment when events or changes in circumstance indicate the carrying value may not be recoverable. Based on the presentation of our operations in India and the Asia Pacific region as well as of our subsidiaries in France and the Netherlands as discontinued operations on a retrospective basis, we recorded impairment charges of $140.5 million and $5.8 million in 2011 and 2009, respectively. Factors which have led to impairments include significant decline of our market capitalization below the book value of our net assets, changes in business strategy, restructuring of the business in connection with acquisitions, actual performance of acquired businesses below our expectations and expiration of customer contracts.
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
The market price of our common stock, our Series J preferred stock and our common stock warrants may be highly volatile or may decline regardless of our operating performance.
Broad market and industry factors may adversely affect the market price of our common stock, our Series J preferred stock and our common stock warrants, regardless of our actual operating performance. Factors that could cause wide fluctuations in the stock price may include, among other things:

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
Mr. Carl C. Icahn controls approximately 16.5% of the voting power of our common stock as of August 6, 2012 and such ownership percentage may increase further as a result of the rights offering currently in progress. Transactions could be difficult to complete without the support of Mr. Carl C. Icahn. It is possible that Mr. Carl C. Icahn may not support transactions, director appointments and other corporate actions that other stockholders would support. In addition, Mr. Brett C. Icahn, one of our directors, is the son of Mr. Carl C. Icahn, and Mr. Hunter C. Gary, another of our directors, is married to Mr. Carl C. Icahn's wife's daughter.
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
In addition, on September 16, 2011, we entered into, and on November 14, 2011 and February 28, 2012, we amended, a $20 million term loan with High River, which is secured by substantially all of our assets and is guaranteed by two of our subsidiaries, mCore International and Motricity Canada. High River is beneficially owned by Mr. Carl C. Icahn. The principal and interest are due and payable at maturity on August 28, 2013. The term loan provides High River with a right to accelerate the payment of the term loan if, among others, we experience an ownership change (within the meaning of Section 382 of the Code) that results in a substantial limitation on our ability to use our net operating losses and related tax benefits or if the shares of our Series J preferred stock we may issue become redeemable at the option of the holders or if we are required to pay the liquidation preference for such shares. On May 10, 2012, we further amended the terms of our existing term loan from High River and High River agreed to provide us with a $5 million revolving loan facility.
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
In addition, we exited two lines of business in 2007 and 2008, our direct to consumer business, which was sold in two transactions in 2007 and 2008, and a business we refer to as media and entertainment, which was discontinued in 2008. The loss from discontinued operations in the 2008 period includes losses from these discontinued businesses. Furthermore, during the first quarter of 2012, we decided to exit our operations located in India and the Asia Pacific region and divest of our subsidiaries in France and the Netherlands. As of January 1, 2012, all of the operations related to India, the Asia Pacific region, our France subsidiary and our Netherlands subsidiary are reported as discontinued operations in the consolidated financial statements and we updated the historical consolidated financial statements in order to present the results of our operations in India and the Asia Pacific region as well as of our subsidiaries in France and the Netherlands as discontinued operations on a retrospective basis for the years ended December 31, 2011, 2010 and 2009.
As a result of the foregoing factors, the recent significant changes in our Company, the realignment of our strategic path and our exploration of financing alternatives, our historical results of operations are not necessarily indicative of the operating results to be expected in the future.
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
We have not paid or declared dividends in the past, and do not plan to pay or declare dividends in the future, other than in connection with the rights offering currently in progress and dividends payable on Series J preferred stock, and, as a result, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.
We have never declared or paid any dividends on our common stock and currently, other than the distribution of subscription rights pursuant to the rights offering currently in progress and dividends payable on Series J preferred stock described herein, do not expect to declare or pay dividends on our common stock in the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used in the operation and growth of our business and the payment of dividends on our Series J preferred stock. Any determination to pay dividends on our common stock in the future will be at the discretion of our board of directors. In addition, our ability to pay dividends on our common stock is currently limited by the covenants of our term loan and revolving loan facility and the terms of our Series J preferred stock when issued and may be further restricted by the terms of any future debt or preferred securities. Accordingly, your only opportunity to achieve a return on your investment in our Company may be if the market price of our common stock appreciates and you sell your shares at a profit. The market price for our common stock may never exceed, and may fall below, the price that you pay for such common stock.
The rights offering currently in progress may cause the trading price of our common stock to decrease immediately, and this decrease may continue.
The offering price, the number of shares we propose to issue, and the number of shares actually issued if we complete the rights offering, may result in an immediate decrease in the market value of our common stock. This decrease may continue after the completion of the rights offering.
A holder of our Series J Preferred Stock who causes an ownership change, which results in a substantial limitation on our ability to use our net operating losses and related tax benefits or whose shares were not voted in favor of the NOL Protective Measures, cannot require redemption of his shares upon such a triggering event. This could make it more difficult for you to trade your shares of Series J preferred stock and could limit the price that investors might be willing to pay in the future for shares of our Series J preferred stock.
A holder of our Series J Preferred Stock who causes an ownership change, which results in a substantial limitation on our ability to use our net operating losses and related tax benefits or whose shares were not voted in favor of the NOL Protective Measures, cannot require redemption of his shares upon such a triggering event. This may operate as a restriction on the transferability of your shares of the Series J preferred stock and could limit the price that investors might be willing to pay in the future for shares of our Series J preferred stock.
Our common stock is ranked junior to our Series J preferred stock.
Our common stock is ranked junior to our Series J preferred stock. Upon the issuance of the Series J preferred stock underlying the units in the rights offering currently in progress, the outstanding Series J preferred stock also will have a preference upon our dissolution, liquidation or winding up of our company in respect of assets available for distribution to our stockholders. Furthermore, the holders of our Series J preferred stock may require us to redeem their shares of Series J preferred stock in connection with a change in control, which includes a person becoming a beneficial owner of securities representing at least 50% of the voting power of our company, a sale of substantially all of our assets, and certain business combinations and mergers which cause a change in 20% or more of the voting power of our company, if we experience an ownership change (within the meaning of Section 382 of the Code), which results in a substantial limitation on our ability to use our net operating losses and related tax benefits or if we fail to implement measures designed to preserve the use of our net operating losses and related tax benefits.
The terms of our Series J preferred stock require that they be redeemed prior to the redemption of our common stock in connection with dissolution, liquidation or winding up of our company, and the holders may require us to redeem their shares of Series J preferred stock if we experience a change in control; this could prevent a change in control.
The terms of our Series J preferred stock require that they be redeemed prior to the redemption of our common stock in connection with dissolution, liquidation or winding up or a change in control of our company and the holders may require us to redeem their shares of Series J preferred stock if we experience a change in control, which includes a person becoming a beneficial owner of securities representing at least 50% of the voting power of our company, a sale of substantially all of our assets, and certain business combinations and mergers which cause a change in 20% or more of the voting power of our company. This may delay the assumption of control by a holder of a large block of capital stock and the removal of incumbent directors and management, even if such removal may be beneficial to some or all of our stockholders. Such restrictions may adversely affect the market price of our stock.
There can be no assurance that in the event of any dissolution, liquidation, or winding up of our company, we will be able to make distributions or payments in full to all the holders of the Series J preferred shares or that we, if required, will be able to redeem such shares.
The Series J preferred stock will rank senior to our common stock, but we may in the future issue one or more series of preferred stock that ranks senior to, junior to, or pari passu with, our Series J preferred stock. There can be no assurance that in the event of any dissolution, liquidation, winding up or change of control of our Company, we will be able to make distributions or payments in full to all the holders of the Series J preferred shares.
The dividends on our Series J preferred stock can be paid in kind.
The terms of the Series J preferred stock allow dividends on the Series J preferred shares to be paid in kind and, therefore, allow the repayment of the principal and accrued dividends on the Series J preferred stock to be deferred until the final maturity of the Series J preferred stock. There can be no assurance that we will have enough capital to repay the full amount of the principal and accrued dividends when the payment of principal and accrued dividends on the Series J preferred stock become due. No plan, arrangement or agreement is currently in place that would prevent us from paying dividend with respect to the Series J preferred stock in cash.
Our Series J preferred stock lacks covenants restricting our actions, giving management broad discretion to use cash generated from the rights offering currently in progress.
The terms of the Series J preferred stock do not contain restrictive covenants on our actions, therefore our management will have broad discretion to use cash generated from the rights offering currently in progress. Management might not apply cash generated from the rights offering in ways that increase the value of your investment. There can be no assurance that we will use the proceeds from the rights offering for expenditures that will increase the value of our company or that are otherwise in the interests of the holders of our capital stock.
Even if fully subscribed, the net proceeds we receive from the rights offering also may be lower than currently anticipated because there are restrictions on the exercise of subscription rights and we have reserved the right to reduce the size of the rights offering if we determine that such reduction is necessary or advisable to seek to preserve our ability to realize the full benefits of our net operating losses and related tax benefits.
You may not purchase a number of units where such purchase would result in you becoming a direct or indirect owner of more than 50% of the common stock, as determined under Section 382 of the Code and the Treasury Regulations promulgated thereunder, including but not limited to Section 1.382-4(b)(4) and we have reserved the right to reduce the size of the rights offering if we determine that such reduction is necessary or advisable to seek to preserve our ability to realize the full benefits of our net operating losses and related tax benefits. We thus further reserve the right to reduce the size of the rights offering if we determine that such reduction is necessary or advisable to seek to preserve our ability to realize the full benefits of our net operating losses and related tax benefits. Under U.S. federal income tax law, we can carry forward U.S. net operating losses as potential tax deductions until they expire. As of December 31, 2011, we had net operating loss carryforwards totaling approximately $238 million. If we reduce the size of the offering, we will first reduce or eliminate the number of units that may be purchased upon exercise of the over-subscription privilege, and second, if the elimination of the over-subscription privilege is not sufficient, the number of units that may be acquired upon exercise of the basic subscription privilege. If the net proceeds from the rights offering are lower as a result of a restriction on the exercise of rights or because we reduce the size of the rights offering, we may need to raise additional capital to execute our longer term business plan and repay our term loan and amounts drawn under our revolving credit facility when due.
If you do not exercise your common stock warrants in connection with a change in control, they will terminate and have no further rights or value.
Our common stock warrants provide that they terminate if they are not exercised in connection with a capital reorganization, reclassification of our securities, consolidation or merger of our company resulting in a change of 50% the voting power of company, a sale of substantially all of our assets or a similar transaction requiring stockholder approval shall be effected. If you do not exercise your common stock warrants in connection with such a transaction, the warrants will terminate and be of no further value. There are no assurances that any such transaction would provide value for the common stock received upon the exercise of the common stock warrants at or in excess of the exercise price of such warrants.
The Series J preferred stock may result in constructive dividends to a holder.
If the allocation of the subscription price between the Series J preferred stock and the common stock warrant results in an “issue price” for the Series J preferred stock that is lower than the price at which the Series J preferred stock may be redeemed under certain circumstances, this difference in price (the “redemption premium”) may be treated as a constructive distribution of additional stock on preferred stock under Section 305(c) of the Code if the redemption premium is in excess of a statutory de minimis amount. We intend to take the position that annual accruals of the redemption premium and concurrent income inclusions for the applicable holder are not required under federal income tax law. However, if the IRS were to take a different position with respect to the redemption premium, a constructive distribution would be required to be taken into account under principles similar to the principles governing the inclusion of accrued original issue discount under Section 1272(a) of the Code. The accruals would be included in the holder's taxable income to the extent of our current and accumulated earnings and profits.
Furthermore, if quarterly dividends on the Series J preferred stock are accrued rather than paid, the liquidation preference on the Series J preferred stock will be adjusted to reflect the accrued dividend. The applicable Treasury Regulations fail to address whether the accrued dividends will be treated as a redemption premium. We intend to take the position that the accrual of dividends on the Series J preferred stock is not a disguised redemption premium and will not be includible in the holder's taxable income until such dividends are declared by our Board of Directors. If the IRS were to take a different position with respect to the accrued dividends, a constructive distribution would be required to be taken into account under principles similar to the principles governing the inclusion of accrued original issue discount under Section 1272(a) of the Code. The accruals would be included in the holder's taxable income to the extent of our current and accumulated earnings and profits.
We are required by the terms of the common stock warrants to use our reasonable best efforts to maintain an effective registration statement covering the issuance of the shares of common stock underlying the common stock warrants at the time that our warrant holders exercise their warrants. The exercise of our common stock warrants may also be limited by state securities laws. We cannot guarantee that a registration statement will be effective, in which case our warrant holders may not be able to exercise their common stock warrants.
Holders of our common stock warrants will be able to exercise the common stock warrants only if a registration statement under the Securities Act relating to the shares of our common stock underlying the warrants is then effective. We have a contractual obligation to use our reasonable best efforts to maintain a current registration statement covering the shares of common stock underlying the warrants to the extent required by federal securities laws, and we intend to, but may not be able to, comply with our undertaking. Our common stock warrants expire if they are not exercised in connection with a capital reorganization, reclassification of our securities, consolidation or merger of our company resulting in a change of 50% the voting power of company, a sale of substantially all of our assets or a similar transaction requiring stockholder approval shall be effected, a merger, consolidation, business combination, sale of substantially all of our assets or similar transaction requiring shareholder approval, even if a registration statement covering the shares underlying the common stock warrants is not effective at such time. The value of the warrants may be greatly reduced if a registration statement covering the shares of common stock issuable upon the exercise of the warrants is not kept current.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

EXHIBIT NO.	Incorporated by Reference (1)	Description of Documents

10.1	A	Employment Offer Letter, between Motricity, Inc. and Nathan Fong

10.2	A	Amendment to Employment Offer Letter, between Motricity, Inc. and Richard Stalzer

10.3	B	Form of Named Executive Officer Option Agreement

10.4	C	Executive Officer Severance/Change in Control Plan, as amended

10.5	D	2012 Corporate Inceptive Plan‡

31.1		Certification of James R. Smith, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2		Certification of Nathan Fong pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.**

32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.**

101.INS		XBRL Instance Document***
101.SCH		XBRL Taxonomy Extension Schema Document***

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document***

101.LAB		XBRL Taxonomy Extension Label Linkbase Document***

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document***

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document***

*		Filed herewith.

**		Furnished herewith.

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

(1)		If not filed herewith, filed as an exhibit to the document referred to by letter as follows:

	A	Current Report on Form 8-K, filed on May 29, 2012

	B	Current Report on Form 8-K, filed on May 31, 2012

	C	Current Report on Form 8-K, filed on June 19, 2012

	D	Amendment to Current Report on Form 8-K, originally filed on May 23, 2012, filed on Form 8-K/A on June 21, 2012

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

MOTRICITY, INC.

Date:	August 9, 2012	By:	/s/ Nathan Fong
Nathan Fong
Chief Financial Officer