Form 10-Q
period 2012-09-30
MOTRICITY INC
filed 2012-11-08
CIK 1336691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of November 5, 2012 there were 46,172,337 shares of the registrant's common stock, par value of $0.001 per share, outstanding.

PART I
Item 1.    Condensed Consolidated Financial Statements.

Motricity, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$18,977	$13,066
Restricted short-term investments	387	434
Accounts receivable, net of allowance for doubtful accounts of $836 and $905, respectively	16,911	42,521
Prepaid expenses and other current assets	3,782	5,758
Assets held for sale	—	5,206
Total current assets	40,057	66,985
Property and equipment, net	8,604	15,440
Goodwill	25,436	25,208
Intangible assets, net	8,903	10,120
Other assets	1,975	359
Total assets	$84,975	$118,112

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$13,295	$34,583
Accrued compensation	4,121	5,200
Deferred revenue	860	1,824
Debt facilities	21,954	—
Other current liabilities	2,581	681
Liabilities held for sale	—	5,120
Total current liabilities	42,811	47,408
Deferred tax liability	290	262
Debt facilities	—	20,531
Other non-current liabilities	10	786
Total liabilities	43,111	68,987

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value; 350,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 625,000,000 shares authorized; 46,156,393 and 46,226,797 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	46	46
Additional paid-in capital	571,951	570,331
Accumulated deficit	(529,560)	(519,480)
Accumulated other comprehensive loss	(573)	(1,772)
Total stockholders’ equity	41,864	49,125
Total liabilities and stockholders’ equity	$84,975	$118,112
The accompanying notes are an integral part of these condensed consolidated financial statements.

Motricity, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share data and per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue	$23,046	$24,766	$68,041	$74,847

Operating expenses
Direct third-party expenses	4,572	4,853	14,735	11,794
Datacenter and network operations, excluding depreciation	3,479	5,196	10,708	15,938
Product development and sustainment, excluding depreciation	2,628	5,290	10,408	12,789
Sales and marketing, excluding depreciation	2,771	3,950	7,782	11,138
General and administrative, excluding depreciation	5,416	7,019	16,712	19,078
Depreciation and amortization	2,777	2,572	6,572	10,448
Impairment charges	—	139,519	—	139,519
Acquisition transaction and integration costs	—	(171)	—	5,901
Restructuring	—	4,465	2,505	4,840
Total operating expenses	21,643	172,693	69,422	231,445
Operating income (loss)	1,403	(147,927)	(1,381)	(156,598)
Other expense, net
Other income (expense)	(281)	11	(802)	37
Interest and investment income, net	—	1	1	27
Interest expense	(490)	(189)	(1,424)	(189)
Other expense, net	(771)	(177)	(2,225)	(125)
Income (loss) from continuing operations before income taxes	632	(148,104)	(3,606)	(156,723)
Provision (benefit) for income taxes	96	(6,355)	28	(5,471)
Net income (loss) from continuing operations	536	(141,749)	(3,634)	(151,252)
Net loss from discontinued operations	—	(32,789)	(6,446)	(33,696)
Net income (loss)	$536	$(174,538)	$(10,080)	$(184,948)

Net income (loss) from continuing operations per share – basic and diluted	$0.01	$(3.09)	$(0.08)	$(3.40)
Net loss from discontinued operations per share – basic and diluted	—	(0.71)	(0.14)	(0.76)
Net income (loss) per share – basic and diluted	$0.01	$(3.80)	$(0.22)	$(4.16)
Weighted-average common shares outstanding – basic	46,083,396	45,877,275	46,029,357	44,489,853
Weighted-average common shares outstanding – diluted	46,087,311	45,877,275	46,029,357	44,489,853

Depreciation and amortization by function
Datacenter and network operations	$1,304	$1,499	$3,423	$6,528
Product development and sustainment	527	466	1,039	1,903
Sales and marketing	837	483	1,715	1,636
General and administrative	109	124	395	381
Total depreciation and amortization	$2,777	$2,572	$6,572	$10,448
The accompanying notes are an integral part of these condensed consolidated financial statements.

Motricity, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$536	$(174,538)	$(10,080)	$(184,948)

Realization of cumulative translation adjustment	—	—	888	—
Foreign currency translation adjustment	236	(425)	311	(1,552)
Other comprehensive income (loss)	236	(425)	1,199	(1,552)
Comprehensive income (loss)	$772	$(174,963)	$(8,881)	$(186,500)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Motricity, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance as of December 31, 2010	40,721,754	$41	$467,565	$(324,088)	$46	$143,564
Net loss	—	—	—	(195,392)	—	(195,392)
Other comprehensive loss	—	—	—	—	(1,818)	(1,818)
Common stock issued in business acquisition	3,277,002	3	43,351	—	—	43,354
Conversion of redeemable preferred stock to common stock	2,348,181	2	49,861	—	—	49,863
Restricted stock activity	(139,448)	—	(674)	—	—	(674)
Exercise of common stock options and warrants	19,308	—	198	—	—	198
Stock-based compensation expense	—	—	10,030	—	—	10,030
Balance as of December 31, 2011	46,226,797	46	570,331	(519,480)	(1,772)	49,125
Net loss	—	—	—	(10,080)	—	(10,080)
Other comprehensive income	—	—	—	—	1,199	1,199
Restricted stock activity	(70,404)	—	(13)	—	—	(13)
Stock-based compensation expense	—	—	1,633	—	—	1,633
Balance as of September 30, 2012	46,156,393	$46	$571,951	$(529,560)	$(573)	$41,864
The accompanying notes are an integral part of these condensed consolidated financial statements.

Motricity, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(10,080)	$(184,948)
Loss from discontinued operations	6,446	33,696
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,572	10,448
Stock-based compensation expense	1,633	8,800
Deferred tax liability	28	(5,481)
Impairment charges	—	139,519
Non-cash interest expense	1,424	189
Other non-cash adjustments	915	985
Changes in operating assets and liabilities:
Accounts receivable	25,478	(8,191)
Prepaid expenses and other current assets	1,500	2,216
Other assets	(421)	29
Accounts payable and accrued expenses	(18,796)	690
Deferred revenue	(1,017)	(263)
Net cash provided by (used in) operating activities - continuing operations	13,682	(2,311)
Net cash used in operating activities - discontinued operations	(5,516)	(10,830)
Net cash provided by (used in) operating activities	8,166	(13,141)

Cash flows from investing activities:
Purchases of property and equipment	(959)	(3,795)
Capitalization of software development costs	—	(2,150)
Payments for business acquisition	—	(48,858)
Proceeds of assets held for sale	95	—
Net cash used in investing activities - continuing operations	(864)	(54,803)
Net cash used in investing activities - discontinued operations	(416)	(9,541)
Net cash used in investing activities	(1,280)	(64,344)

Cash flows from financing activities:
Proceeds from debt facilities	—	29,967
Repayments of debt facilities	—	(10,000)
Prepaid rights offering costs	(1,125)	—
Cash paid for tax withholdings on restricted stock	(30)	(3,311)
Restricted short-term investments	47	(99)
Proceeds from exercise of common stock options	—	199
Other financing activity	—	379
Net cash provided by (used in) financing activities - continuing operations	(1,108)	17,135
Effect of exchange rate changes on cash and cash equivalents	(26)	(424)
Net increase (decrease) in cash and cash equivalents	5,752	(60,774)
Cash and cash equivalents at beginning of period	13,066	78,519
Cash reclassified to assets held for sale at beginning of period	159	—
Cash reclassified to assets held for sale at end of period	—	(619)
Cash and cash equivalents at end of period	$18,977	$17,126

Supplemental schedule of cash flow information:
Common stock issued in business acquisition	$—	$43,354
Conversion of redeemable preferred stock to common stock	$—	$49,863
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

On April 14, 2011, we acquired substantially all of the assets of Adenyo Inc. (“Adenyo”) and its subsidiaries and assumed certain of Adenyo's liabilities (including those of its subsidiaries), pursuant to an Arrangement Agreement, dated as of March 12, 2011, by and among Adenyo, Motricity Canada Inc. (formerly 7761520 Canada Inc.), Motricity, and the other parties thereto.

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

Additionally, as a part of our new strategic path and a reduction in the actual and anticipated performance of our subsidiaries, we decided to divest our subsidiaries located in France and the Netherlands. The France subsidiary was acquired in 2011 as a part of our business combination with Adenyo. The Netherlands subsidiary was acquired in 2007 as a part of our business combination with InfoSpace Mobile. We completed the divestitures of our France and Netherlands subsidiaries in May 2012. The costs associated with the divestitures of these subsidiaries were minimal.

While we believe that the exit from these international operations will have a positive effect on our profitability in the long term, there is no assurance that this will be the case, or that we will be able to generate significant revenues from our other customers or from our mobile marketing and advertising and enterprise business. As of January 1, 2012, all of the operations related to India, the Asia Pacific region, our France subsidiary, and our Netherlands subsidiary are reported as discontinued operations in the condensed consolidated financial statements. The prior period operations related to these entities have also been reclassified as discontinued operations retrospectively for all periods presented.

On February 28, 2012, we amended our term loan from High River Limited Partnership ("High River") to, among other things, extend its maturity date to August 28, 2013. On May 10, 2012, we further amended the term loan by adding a $5,000 revolving credit facility from High River. No amounts were drawn under the revolving credit facility and it was terminated upon the closing of the rights offering on October 11, 2012, as discussed below. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. High River is beneficially owned by Mr. Carl C. Icahn, a beneficial holder, as of November 5, 2012, of approximately 30.7% of our outstanding shares of common stock and of approximately 95.5% of our Series J preferred stock. Mr. Brett C. Icahn, a director of the Company, is the son of Mr. Carl C. Icahn, and Mr. Hunter C. Gary, a director of the Company, is married to Mr. Carl C. Icahn's wife's daughter. The term loan as amended with High River was unanimously approved by a committee comprised of disinterested directors of the Company's Board of Directors.

If we are unable to meet the performance commitments under our revenue contracts or effectively enforce or accurately and timely bill and collect for contracts with our customers, it may have an adverse impact on our cash flow and liquidity. At September 30, 2012, $2,092 of accounts receivable related to our messaging business, of which $1,884 will be used to pay outstanding accounts payable balances. Independent of the messaging business, $3,688 was included in accounts receivable but was not billed until October 2012.

On July 24, 2012, we launched a rights offering pursuant to which we distributed to holders of our common stock at the close of business on July 23, 2012 one transferable subscription right for every one share of common stock owned as of that date. Each subscription right, subject to certain limitations, entitled the holder thereof to subscribe for units consisting of shares of

Motricity, Inc.
Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

our 13% Series J preferred stock and warrants to purchase common stock, at a subscription price of $0.65 per unit. The rights offering was fully subscribed and we received approximately $28,000 in net proceeds upon the closing of the rights offering on October 11, 2012. We intend to use the net proceeds from this rights offering for general corporate and working capital purposes. Those purposes may include any acquisitions we may pursue. We have no current plans to pursue any specific acquisition.

We believe that our future cash flow from operations and available cash and cash equivalents will be sufficient to meet our liquidity needs for the next 12 months, but this may not be the case. Our longer-term liquidity and ability to execute on our longer term business plan is contingent on our ability to raise additional capital and on our not experiencing any events that may accelerate the payment of amounts outstanding under our term loan or give rise to a mandatory redemption of our Series J preferred stock. Our ability to fund our capital needs also depends on our future operating performance, our ability to successfully realign our costs and strategic path, the effect of any financing alternatives we may pursue and our ability to meet financial covenants under any indebtedness we may incur.

We cannot assure that sufficient capital will be available on acceptable terms, if at all, or that we will generate sufficient funds from operations to repay amounts outstanding under our term loan when due or to adequately fund our longer term operating needs. If we are unable to raise sufficient funds, we may need to implement additional cost reduction measures and explore other sources to fund our longer term business needs and repay amounts outstanding under our term loan when due. Our failure to do so could result in, among other things, a default under our term loan, loss of our customers and a loss of our stockholders' entire investment. Our ability to meet our liquidity needs or raise additional funds may also be adversely affected by the legal proceedings we are subject to as described in more detail below. Our operating performance may also be affected by risks and uncertainties discussed in Part II, Item 1A - Risk Factors. These risks and uncertainties may also adversely affect our short and long-term liquidity.

2. Summary of Significant Accounting Policies

Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011 and our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 25, 2012. That Current Report contains our financial statements recast to present certain information as discontinued operations and to retroactively apply FASB Accounting Standards Update No. 2011-05 to include a new separate consolidated statement of comprehensive income (loss).
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the SEC. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements.
The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year or for any other period.

Reclassifications
In the first quarter of 2012, we commenced the exit of our operations in India, the Asia Pacific region, France and the Netherlands. As of January 1, 2012, all of the operations related to these regions, as well as the resulting loss recognized from the exit activity, is reported as discontinued operations in the condensed consolidated financial statements. We have also reported retrospectively the prior period operations related to these entities as discontinued operations. Additionally, the assets and liabilities related to France and the Netherlands have been classified as held for sale on the condensed consolidated balance sheet as of December 31, 2011. See Note 3 - Discontinued Operations for more information.

Motricity, Inc.
Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Impairment Charges
Based on a combination of factors and developments in 2011, we determined that our goodwill and certain finite lived tangible and intangible assets were likely impaired.  As a result of an impairment test performed as of July 31, 2011, we recorded an estimated impairment charge in the third quarter of 2011 and finalized the estimate during the fourth quarter.  In the fourth quarter of 2011, we performed our annual impairment test, which resulted in no additional impairment.

Lease Termination
Effective June 20, 2012, we entered into a lease termination agreement with the landlord for our headquarters located in Bellevue, Washington. We will surrender 1/3 of our leased office space on December 31, 2012 and the remaining 2/3 of leased office space on January 31, 2013. We have accelerated the depreciable period of our leasehold improvements and other office equipment to correspond with the lease termination dates. We recently signed a lease agreement for a new headquarters located in Bellevue, Washington and are planning to relocate to those premises on January 2, 2013.

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

Accumulated Other Comprehensive Loss
Comprehensive income (loss) includes net income (loss) as currently reported under U.S. GAAP and other comprehensive income (loss). Other comprehensive income (loss) considers the effects of additional economic events, such as foreign currency translation adjustments, that are not required to be recorded in determining net income (loss), but rather are reported as a separate component of stockholders’ equity. In the first quarter of 2012, we elected to present comprehensive income (loss) in two consecutive statements. See our condensed consolidated statement of comprehensive income (loss) for details.

Fair Value of Financial Instruments
As of September 30, 2012 and December 31, 2011, we had cash and cash equivalents of $18,977 and $13,066, respectively, and restricted short-term investments of $387 and $434, respectively. Restricted short-term investments were evaluated using quoted market prices (Level 1) to determine their fair value. In addition, the carrying amount of certain financial instruments, including accounts receivable, accounts payable and accrued expenses approximates fair value due to their short maturities. The carrying value of our debt approximates the fair value due to the close proximity of the date of the loan and loan amendments to September 30, 2012.

Recent Accounting Pronouncements
There are no recently issued accounting standards that we expect to have a material effect on our financial condition, results of operations or cash flows.

3. Discontinued Operations
On December 31, 2011, we agreed to terminate our relationship with PT XL Axiata Tbk (“XL”), at XL's request. The termination followed negotiations relating to the continued business relationship among us and XL and XL's indication that it wished to exit its relationship with us. Several agreements pursuant to which we provided XL with mobile data and related services in Indonesia were terminated. In connection with this termination and as a result of the review of our strategic path, we also decided to increase our focus on our mobile marketing and advertising and enterprise business and re-evaluate our international carrier business. As part of this process, we decided to exit our business in India and the Asia Pacific region. The decision to exit the business in India and the Asia Pacific region was based on the resources and costs associated with these operations, the intensified competition in the region and our decision to streamline our operations and focus on our mobile marketing and advertising and enterprise business, while at the same time recommitting some of our resources to our North American carrier operations. In connection with this exit, we have terminated all of our employees and closed down our offices in Singapore, Malaysia, Indonesia, and India and our data center in India and incurred other costs associated with legal, accounting, and tax support. As of June 30, 2012, we have substantially liquidated all assets and liabilities associated with our subsidiaries in India and the Asia Pacific region.

Motricity, Inc.
Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Additionally, as a part of our new strategic path and a reduction in the actual and anticipated performance of certain subsidiaries, we sold our subsidiaries located in France and the Netherlands. The costs associated with the sale of these subsidiaries were minimal and we recorded a net loss on sale of subsidiaries of $375 during the nine months ended September 30, 2012.

There were no discontinued operations for the three months ended September 30, 2012. Discontinued operations on the condensed consolidated statement of operations for the three months ended September 30, 2011 is as follows:

	Three Months Ended September 30, 2011
	France Subsidiary	Netherlands Subsidiary	India and the Asia Pacific Region	Total
Revenue	$1,423	$769	$3,371	$5,563
Operating income (loss)	(12,609)	31	(21,931)	(34,509)
Pre-tax income (loss)	(12,616)	30	(21,921)	(34,507)
Benefit for income taxes	(1,718)	—	—	(1,718)
Net income (loss) from discontinued operations	$(10,898)	$30	$(21,921)	$(32,789)

Discontinued operations on the condensed consolidated statement of operations for the nine months ended September 30, 2012 is as follows:

	Nine Months Ended September 30, 2012
	France Subsidiary	Netherlands Subsidiary	India and the Asia Pacific Region	Total
Revenue	$658	$835	$—	$1,493
Operating income (loss)	(387)	10	(4,409)	(4,786)
Loss on disposal of assets and liabilities	—	—	(876)	(876)
Gain (loss) on sale of subsidiary	318	(693)	—	(375)
Gain (loss) on realization of cumulative translation adjustment	140	128	(898)	(630)
Pre-tax income (loss)	71	(555)	(6,183)	(6,667)
Benefit for income taxes	—	—	(221)	(221)
Net income (loss) from discontinued operations	$71	$(555)	$(5,962)	$(6,446)

Discontinued operations on the condensed consolidated statement of operations for the nine months ended September 30, 2011 is as follows:

	Nine Months Ended September 30, 2011
	France Subsidiary	Netherlands Subsidiary	India and the Asia Pacific Region	Total
Revenue	$2,818	$2,096	$17,407	$22,321
Operating loss	(14,067)	(441)	(21,031)	(35,539)
Pre-tax loss	(14,073)	(450)	(21,034)	(35,557)
Provision (benefit) for income taxes	(2,127)	—	266	(1,861)
Net loss from discontinued operations	$(11,946)	$(450)	$(21,300)	$(33,696)

Motricity, Inc.
Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Assets and liabilities held for sale for the France and Netherlands subsidiaries on the condensed consolidated balance sheets at December 31, 2011 consist of the following:

December 31, 2011
Assets held for sale:
Cash	$159
Accounts receivable, net of allowance for doubtful accounts	2,864
Prepaid expenses and other current assets	339
Property and equipment, net	975
Goodwill	720
Other assets	149
Total assets held for sale	$5,206

Liabilities held for sale:
Accounts payable and accrued expenses	$2,797
Accrued compensation	756
Deferred revenue	257
Other current liabilities	464
Debt facilities	846
Total liabilities held for sale	$5,120

4. Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2012 are as follows:

Goodwill balance as of December 31, 2011	$25,208
Goodwill disposed of with the sales of our France and Netherlands subsidiaries	(720)
Effect of foreign currency translation	948
Goodwill balance as of September 30, 2012	$25,436

During the first quarter of 2012, we decided to sell our subsidiaries located in the Netherlands and France.  We allocated goodwill to each of these subsidiaries based on relative fair value of net assets.  We completed the sales of the Netherlands and France subsidiary in May 2012 and used the sale price to calculate the relative fair value in order to determine the allocation of goodwill. The total goodwill allocated to the Netherlands and France subsidiaries was $720. See Note 3 - Discontinued Operations for further information.

A portion of the remaining goodwill balance is denominated in Canadian dollars. The effect of foreign currency translation of $948 is the result of the change in the value of the U.S. dollar and the value of the Canadian dollar from December 31, 2011 to September 30, 2012.

5. Restructuring

During 2011, in anticipation of the synergies associated with our acquisition of Adenyo, we initiated a restructuring plan in Europe in February 2011. This resulted in a reduction in workforce and a $4,840 restructuring charge during the nine months ended September 30, 2011 primarily related to involuntary termination benefits related to the elimination of redundant functions and positions. Specifically, restructuring activity in the third quarter of 2011 included the termination of the chief executive officer, chief financial officer, chief development officer, and general counsel. Similar restructuring activity continued throughout the remainder of 2011.

During the first quarter of 2012, as a part of the overall realignment of our strategic path, the exit from India and the Asia Pacific region and the decision to sell our France and Netherlands subsidiaries, we initiated another restructuring plan. As a result of this restructuring plan, we implemented a reduction in force and incurred costs related to involuntary termination

Motricity, Inc.
Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

benefits. A portion of the restructuring charges related to this action are included in discontinued operations and $2,505 is included in Restructuring on the condensed consolidated statement of operations for charges incurred in the U.S. As of September 30, 2012, restructuring charges of $29 that were committed to, but not yet paid, are included in Accrued compensation on the condensed consolidated balance sheets. These benefits were paid in October 2012.

The following table reconciles restructuring charges related to continuing operations with the associated liabilities:

	Involuntary Termination Benefits	Office Relocation Costs	Other Costs, Primary Lease Obligations	Total
Balance as of December 31, 2010	$56	$—	$226	$282
Restructuring charges	5,153	—	(196)	4,957
Utilization	(4,336)	—	(30)	(4,366)
Balance as of December 31, 2011	873	—	—	873
Restructuring charges	2,447	48	10	2,505
Utilization	(3,291)	(48)	(10)	(3,349)
Balance as of September 30, 2012	$29	$—	$—	$29

6. Debt Facilities

Term Loan
We entered into a $20,000 term loan with High River on September 16, 2011, and subsequently amended the terms on November 14, 2011 and on February 28, 2012. The term loan accrues interest at 9% per year, which is paid-in-kind quarterly through capitalizing interest and adding it to the principal balance. It is secured by a first lien on substantially all of our assets and is guaranteed by two of our subsidiaries, mCore International and Motricity Canada. On May 10, 2012, we further amended the term loan, by adding a $5,000 revolving credit facility from High River. No amounts were drawn under the revolving credit facility and it was terminated upon the closing of the rights offering on October 11, 2012. The principal and interest of the term loan are due and payable at maturity on August 28, 2013. The term loan provides High River with a right to accelerate the payment of the term loan if, among other things, we experience an ownership change (within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended ("Code")) that (i) results in a substantial limitation on our ability to use our net operating loss carryforwards and related tax benefits or (ii) if the shares of our Series J preferred stock issued in the rights offering or any other preferred stock we may issue become redeemable at the option of the holders or (iii) if we are required to pay the liquidation preference for such shares. Subject to certain limited exceptions, the term loan is subject to mandatory prepayment (without premium or penalty) from the net proceeds of corporate transactions, including dispositions of assets outside of the ordinary course of business or the issuance of additional debt or equity securities (other than the rights offering that closed on October 11, 2012). The term loan contains certain restrictive covenants, with which we were in full compliance as of September 30, 2012. The principal and accrued interest balances as of September 30, 2012 were $20,000 and $1,954, respectively, and are classified as a current liability on the condensed consolidated balance sheet.

High River is beneficially owned by Mr. Carl C. Icahn, a beneficial holder, as of November 5, 2012, of approximately 30.7% of our outstanding shares of common stock and of approximately 95.5% of our Series J preferred stock. Mr. Brett C. Icahn, a director of the Company, is the son of Mr. Carl C. Icahn, and Mr. Hunter C. Gary, a director of the Company, is married to Mr. Carl C. Icahn's wife's daughter. The term loan as amended with High River was unanimously approved by a committee comprised of disinterested directors of the Company's Board of Directors.

Motricity, Inc.
Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

7.     Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share for the period indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss)	$536	$(174,538)	$(10,080)	$(184,948)
Weighted-average common shares outstanding - basic	46,083,396	45,877,275	46,029,357	44,489,853
Effect of dilutive securities:
Restricted stock	3,915	—	—	—
Weighted-average common shares outstanding - diluted	46,087,311	45,877,275	46,029,357	44,489,853
Net income (loss) per share - basic and diluted	$0.01	$(3.80)	$(0.22)	$(4.16)

Basic and diluted net income (loss) per share has been computed based on net income (loss) and the weighted-average number of common shares outstanding during the applicable period. We calculate potentially dilutive incremental shares issuable using the treasury stock method and the if-converted method, as applicable. The treasury stock method assumes that the proceeds received from the exercise of stock options and warrants, as well as stock option and restricted stock expense yet to be recorded for unvested shares, would be used to repurchase common shares in the market at the average stock price during the period. We have excluded warrants and options to purchase common stock, when the potentially issuable shares covered by these securities are antidilutive. The following table presents the outstanding antidilutive securities at each period end not included in net income (loss) per share:

	September 30,
	2012	2011
Warrants to purchase common stock	2,027,403	2,143,846
Options to purchase common stock	815,684	2,387,622
Restricted stock	122,377	469,116
Total securities excluded from net income (loss) per share	2,965,464	5,000,584

8.     Related Party Transactions

On September 16, 2011, we borrowed $20,000 from High River pursuant to a secured promissory note, which was amended on November 14, 2011 and February 28, 2012. On May 10, 2012, we further amended the term loan by adding a $5,000 revolving loan facility from High River. The revolving loan facility was terminated upon the closing of the rights offering on October 11, 2012. The principal and interest of the term loan are due and payable at maturity on August 28, 2013. High River is beneficially owned by Carl C. Icahn, a beneficial holder, as of November 5, 2012, of approximately 30.7% of the Company's outstanding shares of common stock and of approximately 95.5% of our Series J preferred stock. Brett C. Icahn, a director of the Company, is the son of Carl C. Icahn, and Hunter C. Gary, a director of the Company, is married to Carl C. Icahn's wife's daughter. The term loan as amended with High River was unanimously approved by a committee comprised of disinterested directors of the Company's Board of Directors. See Note 6-Debt Facilities for more information.

9.     Legal Proceedings

Putative Securities Class Action.  We previously announced that Joe Callan filed a putative securities class action complaint in the U.S. District Court, Western District of Washington at Seattle on behalf of all persons who purchased or otherwise acquired common stock of Motricity between June 18, 2010 and August 9, 2011 or in our IPO. The defendants in the case are Motricity, certain of our current and former directors and officers, including Ryan K. Wuerch, James R. Smith, Jr., Allyn P. Hebner, James N. Ryan, Jeffrey A. Bowden, Hunter C. Gary, Brett Icahn, Lady Barbara Judge CBE, Suzanne H. King, Brian V. Turner; and the

Motricity, Inc.
Notes to Condensed Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

underwriters in our IPO, including J.P. Morgan Securities, Inc., Goldman, Sachs & Co., Deutsche Bank Securities Inc., RBC Capital Markets Corporation, Robert W. Baird & Co Incorporated, Needham & Company, LLC and Pacific Crest Securities LLC. The complaint alleges violations under Sections 11 and 15 of the Securities Act of 1933, as amended, (the "Securities Act") and Section 20(a) of the Securities Exchange Act (the "Exchange Act") by all defendants and under Section 10(b) of the Exchange Act by Motricity and those of our former and current officers who are named as defendants. The complaint seeks, inter alia, damages, including interest and plaintiff's costs and rescission. A second putative securities class action complaint was filed by Mark Couch in October 2011 in the same court, also related to alleged violations under Sections 11 and 15 of the Securities Act, and Sections 10(b) and 20(a) of the Exchange Act. On November 7, 2011, the class actions were consolidated, and lead plaintiffs were appointed pursuant to the Private Securities Litigation Reform Act. On December 16, 2011, plaintiffs filed a consolidated complaint which added a claim under Section 12 of the Securities Act to its allegations of violations of the securities laws and extended the putative class period from August 9, 2011 to November 14, 2011.  The plaintiffs filed an amended complaint on May 11, 2012 and a second amended complaint on July 11, 2012. On August 1, 2012, we filed a motion to dismiss the second amended complaint.

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

10.     Subsequent Events

On July 24, 2012, we launched a rights offering pursuant to which we distributed to holders of our common stock at the close of business on July 23, 2012 one transferable subscription right for every one share of common stock owned as of that date. Each subscription right, subject to certain limitations, entitled the holder thereof to subscribe for a unit, at a subscription price of $0.65 per unit. Each unit consisted of 0.02599 shares of 13% Redeemable Series J preferred stock and 0.21987 warrants to purchase a share of common stock, as well as an over-subscription privilege. The rights offering closed on October 11, 2012 . It was fully subscribed, and we received approximately $28,000 in net proceeds. We intend to use the net proceeds from the rights offering for general corporate and working capital purposes. Those purposes may include any acquisitions we may pursue. We have no current plans to pursue any specific acquisition.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements
The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere herein.

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

We may, through our senior management, from time to time make “forward looking statements” about matters described herein or other matters concerning us. You should consider our forward-looking statements in light of the risks and uncertainties that could cause our actual results to differ materially from those which are management's current expectations or forecasts. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under Part II, Item 1A - Risk Factors of this quarterly report, as well as the risks and uncertainties discussed elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2011 and in this quarterly report. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Except as required by law, we disclaim any intent or obligation to revise or update any forward-looking statements for any reason.

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

On April 14, 2011, we acquired substantially all of the assets of Adenyo Inc. (“Adenyo”) and its subsidiaries and assumed certain of Adenyo's liabilities (including those of its subsidiaries), pursuant to an Arrangement Agreement, dated as of March 12, 2011, by and among Adenyo, Motricity Canada Inc. (formerly 7761520 Canada Inc.), Motricity, and the other parties thereto.

Recent Developments.
Overview. We have undergone significant changes over the past several months as described in more detail below. These changes have included: an increased focus on our mobile media and enterprise opportunities, exiting international operations, implementing cost reduction measures, exploring strategic and financing alternatives including a sale of our company, securing and amending a term loan, securing a revolving loan facility, implementing changes in management, and closing a fully subscribed rights offering. During this period of transformation, we have continued to deliver value-added solutions and roll out new services to customers, and we have taken a number of proactive steps to evolve our strategy to rebuild the Company and lower operating expenses.

The competitive landscape continues to affect our business. In North America, our operations are continuing to experience downward pressures related to the mass adoption of smart phones at the expense of feature phones. While this transition has been underway for some time, our large carrier customers are reporting that this trend is accelerating faster than they expected and it is affecting revenues not just for Motricity, but for the industry. With the shift in our focus from large solution customization and implementation projects to mobile media and enterprise solutions, we have seen a downward trend in our professional service revenue on a sequential basis and we believe that this trend will continue. We are broadening our solutions and services to North American carriers, but there are no assurances that we will be successful in doing so. We depend, and expect to continue to depend, on a limited number of significant wireless carriers for a substantial portion of our revenues. Certain of our customers, including AT&T and Verizon, may terminate our agreements by giving advance notice. In the event that one or more of our major wireless carriers decides to reduce or stop using our managed and professional services, we could be forced to shift our marketing focus to smaller wireless carriers or accelerate our focus on mobile media and enterprise business and this could reduce our revenues. See Part II, Item 1A - Risk Factors. We depend on a limited number of customers for a substantial portion of our revenues. The loss of any key customer or any significant adverse change in the size or terms of a contract with any key customer could significantly further reduce our revenues.

The continuing uncertainty surrounding worldwide financial markets and macroeconomic conditions has caused and may continue to cause our customers to decrease or delay their expansion and purchasing activities. Additionally, constrictions in world credit markets may cause our customers to experience difficulty securing the financing necessary to expand their operations and purchase our services. Economic uncertainty and unemployment have resulted in and may continue to result in cost-conscious consumers, which have adversely affected and may continue to adversely affect demand for our services. If the current adverse macroeconomic conditions continue, our business and prospects may continue to be negatively affected.

Strategic Review. Beginning in September 2011, with the assistance of GCA Savvian Advisors, LLC (“Savvian”), we explored strategic options, including a spin-off, sale or other transaction involving our carrier business and mobile media and enterprise business. After considering the indications of interest and offers received in this process, we decided to end the process of actively pursuing a sale of our business. As such, we decided to focus our resources on other strategic paths, including increasing the focus on our mobile media and enterprise business, broadening our solutions and services to North American carriers, and consummating in the rights offering that closed on October 11, 2012. As part of our increased focus on our mobile media and enterprise opportunities, we are pursuing new product development opportunities designed to enhance and expand our existing services, seeking to develop new technology that addresses the increasingly sophisticated and varied needs of our customers, and responding to technological advances and emerging industry standards and practices and license leading technologies that will be useful in our business in a cost-effective and timely way. Simultaneously, we are focusing on broadening our solutions and services to North American carriers and other industries and building a mobile advertising and enterprise platform that could deliver those services.

The realignment of our strategic path and consideration of financing options will continue to require management time and resources, while we simultaneously focus on developing new product offerings and reducing costs. We cannot assure that we will be successful in our efforts in obtaining financing, realigning our strategic path, increasing our focus on our mobile media and enterprise business, or broadening our carrier solutions. The uncertainty inherent in our strategic review can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, and may increase the likelihood of turnover of other key officers and employees. We are increasing our focus on our mobile media and enterprise business and broadening our solutions and services to North American carriers and have deemphasized our international carrier business. As a part of this, we are completing the process of exiting our business in India and the Asia Pacific region. If we are unable to successfully realign our business to focus on our mobile media and enterprise business and obtain new customers for that business, or to broaden our solutions and services to North American carriers, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Exit from International Operations and Cost Reductions Measures. Following the termination of our relationship with PT XL Axiata Tbk (“XL”), we decided to exit our business in India and the Asia Pacific region. These decisions were based on the resources and costs associated with these operations, the intensified competition in the region and our decision to streamline our operations and focus on our mobile media and enterprise business, while at the same time recommitting some of our resources to our North American carrier operations. Additionally, as a part of our new strategic path and a reduction in the actual and anticipated performance of the subsidiaries, we decided to divest our subsidiaries located in France and the Netherlands. The France subsidiary was acquired in 2011 as a part of our business combination with Adenyo. The Netherlands subsidiary was acquired in 2007 as a part of our business combination with InfoSpace Mobile. We completed the divestitures of the France and Netherlands subsidiaries in May 2012. We may face administrative and regulatory hurdles as we exit these international operations, the process may be longer than anticipated, and we may incur significant unexpected expenses in connection with the wind down. While we believe that the exit from the international operations will have a positive effect on our profitability in the long term, there is no assurance that this will be the case or that we will be able to generate significant revenues from our other customers or from our mobile media and enterprise business. As of January 1, 2012, all of the operations related to India, the Asia Pacific region, our France subsidiary and our Netherlands subsidiary are reported as discontinued operations in the condensed consolidated financial statements. The prior period operations related to these entities have also been reclassified as discontinued operations retrospectively for all periods presented.

To address the challenges presented by the market conditions and the other risks and uncertainties facing our business and to realign our strategic path, we have continued to implement cost saving measures, including a reduction in our workforce, the cancellation of some hiring plans, and a restructuring of our facilities and data centers. We continue to review our cost structure and may implement further cost saving initiatives. These measures are designed to realign our strategic path, streamline our business, improve the quality of our product offerings and implement cost saving measures. We cannot guarantee that we will be able to execute on our realigned strategic path, realize cost savings and other anticipated benefits from our cost saving efforts, or that such efforts will not interfere with our ability to achieve our business objectives. Moreover, the reduction in force and the realignment of our strategic path and other cost savings measures can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, may increase the likelihood of turnover of other key employees, and may have an adverse impact on our business. Our success will depend on our ability to successfully execute one or more financing alternatives, our ability to successfully develop and use new technologies and adapt our current and planned services to new customer requirements or emerging industry standards and expand our customer base and risks and uncertainties discussed in Part II, Item 1A - Risk Factors.

Liquidity and Capital Resources. On October 11, 2012, upon the closing of our rights offering, the revolving credit facility associated with our existing term loan from High River Limited Partnership (“High River”) terminated pursuant to its terms. We did not borrow any sums under the revolving credit facility. We originally entered into the term loan on September 16, 2011, and amended it on November 14, 2011 and February 28, 2012, and added the revolving credit facility on May 10, 2012. The maturity date for the term is August 28, 2013. High River is beneficially owned by Mr. Carl C. Icahn, a beneficial holder, as of November 5, 2012, of approximately 30.7% of our outstanding shares of common stock and of approximately 95.5% of our Series J preferred stock. Mr. Brett C. Icahn, a director of the Company, is the son of Mr. Carl C. Icahn, and Mr. Hunter C. Gary, a director of the Company, is married to Mr. Carl C. Icahn's wife's daughter. The term loan, as amended, was approved by a committee comprised of disinterested directors of our Board of Directors. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

On July 24, 2012, we launched a rights offering pursuant to which we distributed to holders of our common stock at the close of business on July 23, 2012 one transferable subscription right for every one share of common stock owned as of that date. Each subscription right, subject to certain limitations, entitled the holder thereof to subscribe for units consisting of shares of our 13% Series J preferred stock and warrants to purchase common stock at a subscription price of $0.65 per unit. The rights offering closed on October 11, 2012 and was fully subscribed. We received approximately $28.0 million in net proceeds and intend to use these net proceeds for general corporate and working capital purposes. Those purposes may include any acquisition we may pursue. We have no current plans to pursue any specific acquisition.

We believe that our future cash flow from operations and available cash and cash equivalents will be sufficient to meet our liquidity needs for the next 12 months. However, this may not be the case, as our longer-term liquidity and ability to execute on our longer term business plan is contingent on our ability to raise additional capital and on our not experiencing any events that may accelerate the payment of our term loan or the mandatory redemption of our Series J preferred stock. Our ability to fund our capital needs also depends on our future operating performance, our ability to successfully realign our costs and strategic path, the effect of any financing alternatives we may pursue and our ability to meet financial covenants under any indebtedness we may incur.

We cannot assure that sufficient capital will be available on acceptable terms, if at all, or that we will generate sufficient funds from operations to repay our term loan when due or to adequately fund our longer term operating needs. If we are unable to raise sufficient funds, we may need to implement additional cost reduction measures and explore other sources to fund our longer term business needs and repay our term loan when due. Our failure to do so could result, among other things, in a default under our term loan, loss of our customers and a loss of our stockholders' entire investment. Our ability to meet our liquidity needs or raise additional funds may also be adversely affected by the legal proceedings we are subject to as described in more detail below. Our operating performance may also be affected by risks and uncertainties discussed in Part II, Item 1A - Risk Factors. These risks and uncertainties may also adversely affect our short and long-term liquidity.

Management Changes. On May 21, 2012, we entered into an employment offer letter with Nathan Fong pursuant to which Mr. Fong commenced serving as our Chief Financial Officer on June 12, 2012. Our interim Chief Financial Officer stayed on with Motricity through a brief transition period through July 13, 2012. Additionally, in January 2012, we hired Richard Stalzer as President of our mobile marketing and advertising business and Charles P. Scullion, our Chief Strategy Officer and interim President of our mobile marketing and advertising business, resigned for good reason. We are considering our current interim Chief Executive Officer, James R. Smith, Jr., as a candidate for permanent Chief Executive Officer, as we continue our evaluation of our executive management team. We cannot assure that our efforts to identify and recruit a permanent Chief Executive Officer will be successful. The uncertainty inherent in our ongoing leadership transition can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, and may increase the likelihood of turnover of other key officers and employees.

Sales Process. As a result of the exploration of a sale of all or a portion of our business, during September through December 2011 we received indications of interest to sell all or a portion of our business. At the end of 2011, after determining that none of the indications of interest received at that point were likely to result in a sale of the Company at a meaningful premium over the market price of our common stock and considering the uncertainty of consummating a transaction on favorable terms if at all, we ended the process led by Savvian. Nevertheless, we continued to receive and evaluate inquiries and offers from parties interested in acquiring our carrier business. These inquiries and offers included purchase prices of up to $40 million. These offers and inquiries were subject to due diligence, price adjustments, buyer contingencies and optionality, uncertainties, and other proposed transaction terms that ultimately led us to conclude, after lengthy negotiations and based on a recommendation by disinterested directors, to elect to retain our carrier business and the current positive cash flows it provides, and forego the cost and expense of pursuing a transaction that we did not believe would be completed at the price initially proposed, if at all. The carrier business is subject to the risks and uncertainties discussed in Part II, Item 1A - Risk Factors.

Listing on Nasdaq. On June 14, 2012, we received a letter from Nasdaq advising that for the previous 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Select Market pursuant to Nasdaq Marketplace Rule 5450(a)(1). This notification has no effect on the listing of our common stock at this time. Nasdaq stated in its letter that in accordance with the Nasdaq Listing Rules, we will be provided 180 calendar days, or until December 11, 2012, to regain compliance with the minimum bid price requirement. If, at any time before December 11, 2012, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days, the Nasdaq staff will provide us with written notification that we have achieved compliance with the minimum bid requirement. If we do not regain compliance with the minimum bid price requirement by December 11, 2012, the Nasdaq staff will provide us with written notification that our common stock will be delisted from the Nasdaq Global Select Market. Prior to December 11, 2012, we may apply to transfer our common stock to the Nasdaq Capital Market provided that our common stock satisfies all criteria, other than compliance with the minimum bid price requirement, for initial inclusion on this market and we provide to Nasdaq written notice of our intention to cure the deficiency. In the event of a transfer, the Nasdaq Marketplace Rules provide that the Company will be afforded an additional 180 calendar days to comply with the minimum bid price requirement while listed on the Nasdaq Capital Market. However, should Nasdaq conclude that the Company will not be able to cure the deficiency, Nasdaq will provide notice to us that our common stock will be subject to delisting. We are considering, but have not yet determined, what action, if any, we will take in response to this notice. See Part II, Item 1A - Risk Factors. If we cannot meet Nasdaq's continued listing requirements, Nasdaq may delist our common stock which could have an adverse impact on the liquidity and market price of our common stock.
Lease Termination. Effective June 20, 2012, we entered into a Lease Termination Agreement (the “Termination Agreement”) with Kilroy Realty, L.P. (the “Landlord”) pursuant to which we and the Landlord agreed to terminate the lease agreement between us dated as of December 21, 2007, and amended on April 24, 2009 and November 22, 2009, whereby we lease from the Landlord our headquarters located at 601 108th Avenue Northeast, Bellevue, Washington (the “Premises”). The Termination Agreement provides that termination with respect to the 8th floor of the Premises will occur on December 31, 2012 and termination with respect to the 9th and 10th floors of the Premises will occur on January 31, 2013 (each a “Termination Date”). Pursuant to the Termination Agreement, we and the Landlord will release and discharge the other from liability for their respective obligations under the office lease as of the applicable Termination Date. Additionally, the Termination Agreement terminated our right of first offer with respect to all rentable square feet of space located on the 7th, 11th, and 12th floors of the Premises. We recently signed a lease agreement for new headquarters located in Bellevue, Washington and are planning to relocate to those premises on January 2, 2013.

Results of Operations
As previously discussed, in the first quarter of 2012 we decided to exit our operations in India, the Asia Pacific region, France and the Netherlands. As of January 1, 2012, all of the operations related to these regions, as well as any resulting gain or loss recognized from the exit activity is reported as discontinued operations in the condensed consolidated financial statements. We have also reported retrospectively the prior period operations related to these entities as discontinued operations. See Note 3 - Discontinued Operations to our condensed consolidated financial statements for more information.

Total revenues

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
	(Dollars in thousands)
Total revenues	$23,046	$24,766	$(1,720)	(6.9)%	$68,041	$74,847	$(6,806)	(9.1)%

Total revenues for the three months ended September 30, 2012 decreased $1.7 million, or 6.9%, compared to the three months ended September 30, 2011. During the three months ended September 30, 2012, it was determined that we should exit our premium messaging business resulting in a $1.4 million decrease in revenue as compared to the same period in the prior year. In addition, we experienced slight decreases in revenue generated from our wireless carrier customers and the media business.

Total revenues for the nine months ended September 30, 2012 decreased $6.8 million, or 9.1%, compared to the nine months ended September 30, 2011. This decrease is primarily due to:

•	$6.0 million reduction attributable to lower professional services and activity based revenue from our carrier customers;

•	$3.2 million of revenue earned in 2011 that related to carrier customers with terminated agreements; and

•	$2.4 million of decreased revenue from the premium messaging business.
These items were partially offset by:

•
$3.0 million of increased revenue from advertising, analytics and the other business acquired from Adenyo as 2012 includes a full nine months of activity, compared to only five and one half months for the same period in 2011 (Adenyo was acquired on April 14, 2011); and

•	$1.8 million of revenue associated with customer usage of the AT&T portal that has increased over the same period in the prior year, but is experiencing declines in the second half of 2012.

We generated 89% and 91% of our revenues in the U.S. for the three and nine months ended September 30, 2012, respectively, as compared to 93% and 94% for the three and nine months ended September 30, 2011. The fluctuation in domestic revenues is primarily due to the impact of more international customers acquired with the purchase of Adenyo.

Significant customers as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
AT&T	60%	55%	61%	58%
Verizon Wireless	19%	20%	19%	21%

Operating expenses

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
	(Dollars in thousands)
Direct third-party expenses	$4,572	$4,853	$(281)	(5.8)%	$14,735	$11,794	$2,941	24.9%
Datacenter and network operations*	3,479	5,196	(1,717)	(33.0)	10,708	15,938	(5,230)	(32.8)
Product development and sustainment*	2,628	5,290	(2,662)	(50.3)	10,408	12,789	(2,381)	(18.6)
Sales and marketing*	2,771	3,950	(1,179)	(29.8)	7,782	11,138	(3,356)	(30.1)
General and administrative*	5,416	7,019	(1,603)	(22.8)	16,712	19,078	(2,366)	(12.4)
Depreciation and amortization	2,777	2,572	205	8.0	6,572	10,448	(3,876)	(37.1)
Impairment charges	—	139,519	(139,519)	(100.0)	—	139,519	(139,519)	(100.0)
Acquisition transaction and integration costs	—	(171)	171	(100.0)	—	5,901	(5,901)	(100.0)
Restructuring	—	4,465	(4,465)	(100.0)	2,505	4,840	(2,335)	(48.2)
Total operating expenses	$21,643	$172,693	$(151,050)	(87.5)%	$69,422	$231,445	$(162,023)	(70.0)%
*     excluding depreciation

We acquired Adenyo in mid-April 2011. Our operating results for the nine months ended September 30, 2012 include the impact from a full period of media-related activity resulting from the Adenyo purchase. The corresponding period in 2011 only included media-related activity beginning in mid-April 2011.

Direct third party expenses
For the three months ended September 30, 2012, direct third party expenses decreased $0.3 million, or 5.8%, compared to the corresponding period in 2011. The decrease was primarily due to a reduction in associated revenues.
For the nine months ended September 30, 2012, direct third party expenses increased $2.9 million, or 24.9%, compared to the corresponding 2011 period. This increase was primarily driven by:

•
$1.4 million penalty related to volume minimums in the premium messaging business that were not met in the first half of 2012. The agreement pursuant to which this penalty was incurred was terminated in May 2012. We decided to exit in the third quarter of 2012 and we have not experienced any additional charges of this type, nor do we expect any in the future;

•	$1.1 million of increased data purchases for the analytics business and publisher costs for the media business, as 2012 includes the full impact of the acquisition of Adenyo; and

•	$0.4 million of increased usage-based fees for customer specific third-party software, as user volume through the AT&T portal increased over the prior year.
Datacenter and network operations, excluding depreciation
For the three months ended September 30, 2012, datacenter and network operations expense, excluding depreciation, decreased $1.7 million, or 33.0%, compared to the corresponding period in 2011. This decrease was primarily driven by:

•	$1.1 million decrease attributable to lower headcount and personnel related costs; and

•	$0.5 million decrease in software and maintenance costs, facilities and rental expense.
For the nine months ended September 30, 2012, datacenter and network operations expense, excluding depreciation, decreased $5.2 million, or 32.8%, compared to the corresponding period in 2011. This decrease was primarily driven by:

•	$2.4 million decrease attributable to lower headcount and personnel related costs;

•	$1.0 million decrease in software and maintenance costs;

•	$0.8 million decrease in outsourced services to support data centers;

•	$0.4 million decrease in bandwidth and hosting; and

•	$0.2 million decrease in travel costs as we exited the majority of our international operations in 2011.
Product development and sustainment, excluding depreciation
For the three months ended September 30, 2012, product development and sustainment expense, excluding depreciation, decreased $2.7 million, or 50.3%, compared to the corresponding period in 2011. This decrease was primarily due to a $2.2 million reduction in offshore contractor expenses due to the decline in professional services revenue, a $0.3 million decrease in facilities and equipment costs, and a $0.2 million decrease in travel and related expenses due to the exit of the majority of our international operations in 2011.
For the nine months ended September 30, 2012, product development and sustainment expense, excluding depreciation, decreased $2.4 million, or 18.6%, as compared to the corresponding period in 2011. This decrease was primarily due to a $2.7 million decrease in offshore contractor expenses due to the reduction in professional services revenue and a $0.6 million decrease in travel and related expenses due to the exit of the majority of our international operations in 2011. These decreases were partially offset by a $1.4 million increase in salary and benefits.
Sales and marketing, excluding depreciation
For the three months ended September 30, 2012, sales and marketing expense, excluding depreciation, decreased $1.2 million, or 29.8%, compared to the corresponding period in 2011. This decrease was primarily due to a $0.9 million reduction in headcount and personnel related costs, a $0.3 million decrease in travel and related expenses due to the exit of the majority of our international operations in 2011 and a $0.1 million decrease in marketing activities.
For the nine months ended September 30, 2012, sales and marketing expense, excluding depreciation, decreased $3.4 million, or 30.1%, compared to the corresponding period in 2011. This decrease was primarily due to a $2.0 million reduction in headcount and personnel related costs, a $0.7 million decrease in marketing activities, and a $0.7 million decrease in travel and related expenses due to the exit of the majority of our international operations in 2011.
General and administrative, excluding depreciation
For the three months ended September 30, 2012, general and administrative expense, excluding depreciation, decreased $1.6 million, or 22.8%, compared to the corresponding period in 2011. This decrease was primarily due to decreases in legal, relocation, accounting and consulting fees.

For the nine months ended September 30, 2012, general and administrative expense, excluding depreciation, decreased $2.4 million, or 12.4%, as compared to the corresponding period in 2011. This decrease was primarily due to:

•	$1.5 million decrease in legal, relocation, accounting, and consulting fees;

•	$0.7 million decrease in headcount and personnel related costs; and

•	$0.7 decrease of expenses related to receivables considered uncollectible.
These decreases were partially offset by:

•	$0.3 million of increased facility rental costs associated with the additional space related to offices acquired with Adenyo; and

•	$0.2 million of increased costs related to contractors.
Depreciation and amortization
For the three months ended September 30, 2012, depreciation and amortization expense increased $0.2 million, or 8.0%, compared to the corresponding 2011 period. The increase was primarily due to accelerated depreciation of assets associated with our corporate headquarters that will be relocating effective January 2, 2013. This increase was partially offset by lower amortization associated with intangible assets and capitalized software as a result of impairment of these assets that occurred in the second half of 2011.
For the nine months ended September 30, 2012, depreciation and amortization expense decreased $3.9 million, or 37.1%, compared to the corresponding 2011 period. The decrease was primarily due to lower amortization associated with intangible assets and capitalized software as a result of impairment of these assets that occurred in the second half of 2011.
Impairment charges
As a result of an impairment test performed as of July 31, 2011, we recorded an estimated impairment charge in the third quarter of 2011. Additionally, we performed our annual impairment test and finalized our estimated impairment charge during the fourth quarter of 2011. For the nine months ended September 30, 2011, we recorded impairment charges of $139.5 million (adjusted to $140.5 million during the fourth quarter), of which $123.5 million (adjusted to $124.3 million during the fourth quarter of 2011) relates to goodwill and $16.0 million (adjusted to $16.2 million during the fourth quarter of 2011) relates to various fixed and intangible assets.
Acquisition transaction and integration costs
Acquisition transaction and integration costs incurred during the three and nine months ended September 30, 2011 relate to the acquisition of Adenyo which was completed on April 14, 2011.
Restructuring
During the first quarter of 2012, as part of the overall realignment of our strategic path, and following the termination of our agreement with XL on December 31, 2011, we initiated a restructuring plan related to our international operations. In connection with the implementation of the restructuring plan, we incurred $2.0 million of restructuring charges during the three months ended March 31, 2012, primarily costs associated with involuntary termination benefits and retention bonuses. During the second quarter of 2012, we continued these restructuring efforts and incurred an additional $0.5 million of involuntary termination benefits.
Other expense, net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Other income (expense)	$(281)	$11	$(802)	$37
Interest and investment income, net	—	1	1	27
Interest expense	(490)	(189)	(1,424)	(189)
Total other expense, net	$(771)	$(177)	$(2,225)	$(125)

For the three and nine months ended September 30, 2012, other expense of $0.3 million and $0.8 million, respectively, primarily represents the loss recognized on asset disposals associated with the termination of the lease for our Bellevue, Washington headquarters. Interest expense of $0.5 million and $1.4 million for the three and nine months ended September 30, 2012, respectively, relates to the term loan we entered into on September 16, 2011. See Note 6—Debt Facilities to our condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for more information.
Provision (benefit) for income taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Provision (benefit) for income taxes	$96	$(6,355)	$28	$(5,471)

The provision (benefit) for income taxes for the three and nine months ended September 30, 2012 and 2011 primarily consists of a deferred U.S. tax provision for the difference between book and tax treatment of goodwill associated with our acquisition of Adenyo and InfoSpace Mobile.

Our historical lack of profitability is a key factor in concluding there is insufficient evidence of our ability to realize any future benefits from our deferred tax assets and accordingly, we maintain a full valuation allowance against our net deferred tax assets.
Net loss from discontinued operations

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
	(Dollars in thousands)
Net loss from discontinued operations	$—	$(32,789)	$32,789	(100.0)%	$(6,446)	$(33,696)	$27,250	(80.9)%

Net loss from discontinued operations for the three and nine months ended September 30, 2012 and 2011 includes the results of our operations in India, the Asia Pacific region, the Netherlands and France.
Net income (loss)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
	(Dollars in thousands)
Net income (loss)	$536	$(174,538)	$175,074	(100.3)%	$(10,080)	$(184,948)	$174,868	(94.5)%
For the three months ended September 30, 2012, net income was $0.5 million, compared to net loss of $174.5 million for the three months ended September 30, 2011. For the nine months ended September 30, 2012, net loss was $10.1 million, compared to net loss of $184.9 million for the nine months ended September 30, 2011.

Liquidity and Capital Resources
General
Our principal needs for liquidity have been to fund operating losses, working capital requirements, restructuring expenses, capital expenditures, international activity, acquisitions, integration and for debt service. Our principal sources of liquidity as of September 30, 2012 consisted of cash and cash equivalents of $19.0 million.

On July 24, 2012, we launched a rights offering pursuant to which we distributed to holders of our common stock at the close of business on July 23, 2012 one transferable subscription right for every one share of common stock owned as of that date. Each subscription right, subject to certain limitations, entitled the holder thereof to subscribe for a unit, at a subscription price of $0.65 per unit. Each unit consisted of 0.02599 shares of 13% Redeemable Series J preferred stock and 0.21987 warrants to purchase a share of common stock, as well as an over-subscription privilege. The rights offering was fully subscribed and closed on October 11, 2012. We received approximately $28.0 million in net proceeds. We intend to use the net proceeds from this rights offering for general corporate and working capital purposes. Those purposes may include any acquisitions we may pursue. We have no current plans to pursue any specific acquisition.

We have implemented cost reduction measures and are continuing to review our liquidity needs. Over the near term, we expect that working capital requirements will continue to be our principal need for liquidity. In the long term, working capital requirements are expected to increase if we succeed in executing our longer-term business plan and growing our business. We believe that our future cash flow from operations and available cash and cash equivalents will be sufficient to meet our liquidity needs for the next 12 months. However, this may not be the case, our longer-term liquidity and ability to execute on our longer term business plan is contingent on our ability to raise additional capital, and on our not experiencing any events that may accelerate the payment of our term loan. Our ability to fund our capital needs also depends on our future operating performance, our ability to successfully realign our costs and strategic path, the effect of any financing alternatives we may pursue, and our ability to meet financial covenants under any indebtedness we may incur. We may also need to raise additional capital to execute our longer-term business plan. We cannot assure that sufficient capital will be available on acceptable terms, if at all, or that we will generate sufficient funds from operations to repay our term loan when due or to adequately fund our longer term operating needs. If we are unable to raise sufficient funds, we may need to implement additional cost reduction measures and explore other sources to fund our longer term business needs and repay our term loan when due. Our failure to do so could result, among other things, in a default under our term loan, loss of our customers and a loss of our stockholders' entire investment. Our ability to meet our liquidity needs or raise additional funds may also be adversely affected by the legal proceedings we are subject to as described in Part II, Item 1 - Legal Proceedings. Our operating performance may also be affected by risks and uncertainties discussed in Part II, Item 1A - Risk Factors. These risks and uncertainties may also adversely affect our short and long-term liquidity.

If we are unable to meet the performance commitments under our revenue contracts or effectively enforce or accurately and timely bill and collect for contracts with our customers, it may have an adverse impact on our cash flow and liquidity. As of September 30, 2012, $2.1 million of accounts receivable related to our messaging business, of which $1.9 million will be used to pay outstanding accounts payable balances. Independent of the messaging business, $3.7 million was included in accounts receivable but was not billed until October 2012.

Term Loan. We entered into a $20 million term loan with High River as evidenced by a promissory note dated September 16, 2011 as amended on November 14, 2011 and February 28, 2012. The term loan accrues interest at 9% per year, which is paid-in-kind quarterly through capitalizing interest and adding it to the principal balance, is secured by a first lien on substantially all of our assets and is guaranteed by two of our subsidiaries, mCore International and Motricity Canada. The principal and interest are due and payable at maturity on August 28, 2013. The term loan provides High River with a right to accelerate the payment of the term loan if, among other things, we experience an ownership change (within the meaning of Section 382 of the Code) that results in a substantial limitation on our ability to use our net operating losses and related tax benefits or if the shares of Series J preferred stock issued in the rights offering or any other shares of preferred stock that we may issue become redeemable at the option of the holders or if we are required to pay the liquidation preference for such shares.

At our request, High River agreed to provide us with a $5 million revolving credit facility and in connection therewith, we further amended the Note on May 10, 2012. We did not borrow any sums under the revolving credit facility which terminated upon the completion of the rights offering on October 11, 2012.

High River is beneficially owned by Mr. Carl C. Icahn, a beneficial holder, as of November 5, 2012 of approximately 30.7% of our outstanding shares of common stock and of approximately 95.5% of our Series J preferred stock. Mr. Brett C. Icahn, a director of the Company, is the son of Mr. Carl C. Icahn, and Mr. Hunter C. Gary, a director of the Company, is married to Mr. Carl C. Icahn's wife's daughter. The term loan as amended with High River was unanimously approved by a committee comprised of disinterested directors of our Board of Directors.

Cash Flows
As of September 30, 2012 and December 31, 2011, we had cash and cash equivalents of $19.0 million and $13.1 million, respectively. The $5.9 million increase reflects $8.2 million of cash provided by operating activities, partially offset by $1.3 million of cash used in investing activities and $1.1 million of cash used in financing activities.

Net Cash Provided by Operating Activities
For the nine months ended September 30, 2012, cash of $8.2 million was provided by operating activities. Our operating activities from continuing operations provided $13.7 million of cash, primarily related to a $6.7 million net change in our operating assets and liabilities, non-cash adjustments of $6.6 million for depreciation and amortization, $1.6 million for stock-based compensation expense and $1.4 million for non-cash interest expense, partially offset by loss from continuing operations of $3.6 million. The change in operating assets and liabilities was driven by the decrease in accounts receivable, primarily related to terminated international carrier contracts, which was partially offset by the decrease in accounts payable and accrued expenses. Operating activities from discontinued operations used $5.5 million of cash during the nine months ended September 30, 2012.

Net Cash Used in Investing Activities
For the nine months ended September 30, 2012, cash of $1.0 million was used to purchase property and equipment for our network operations and $0.4 million was included in assets held for sale which were disposed of in the sale of our discontinued operations in the Netherlands and France.

Net Cash Used in Financing Activities
For the nine months ended September 30, 2012, net cash of $1.1 million was used in financing activities, primarily related to payments for prepaid offering costs associated with our rights offering which closed on October 11, 2012.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements or other financing activities with special-purpose entities.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions and in certain cases the difference may be material. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see the Cautionary Statement and Recent Developments above and Risk Factors in Part II, Item 1A of this report, as well as other cautionary statements set forth in this report.
Our critical accounting policies are available in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011, as amended by our Current Report on Form 8-K filed on May 25, 2012, which contains our financial statements recast to present certain information as discontinued operations and to retroactively apply FASB Accounting Standards Update No. 2011-05 to include a new separate consolidated statement of comprehensive income (loss). There have not been any material changes with respect to these policies or estimates during the period covered by this Quarterly Report on Form 10-Q.

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
PART II

Item 1.    Legal Proceedings.

Putative Securities Class Action.  We previously announced that Joe Callan filed a putative securities class action complaint in the U.S. District Court, Western District of Washington at Seattle on behalf of all persons who purchased or otherwise acquired common stock of Motricity between June 18, 2010 and August 9, 2011 or in our IPO. The defendants in the case are Motricity, certain of our current and former directors and officers, including Ryan K. Wuerch, James R. Smith, Jr., Allyn P. Hebner, James N. Ryan, Jeffrey A. Bowden, Hunter C. Gary, Brett Icahn, Lady Barbara Judge CBE, Suzanne H. King, Brian V. Turner; and the underwriters in our IPO, including J.P. Morgan Securities, Inc., Goldman, Sachs & Co., Deutsche Bank Securities Inc., RBC Capital Markets Corporation, Robert W. Baird & Co Incorporated, Needham & Company, LLC and Pacific Crest Securities LLC. The complaint alleges violations under Sections 11 and 15 of the Securities Act of 1933, as amended, (the "Securities Act") and Section 20(a) of the Securities Exchange Act (the "Exchange Act") by all defendants and under Section 10(b) of the Exchange Act by Motricity and those of our former and current officers who are named as defendants. The complaint seeks, inter alia, damages, including interest and plaintiff's costs and rescission. A second putative securities class action complaint was filed by Mark Couch in October 2011 in the same court, also related to alleged violations under Sections 11 and 15 of the Securities Act, and Sections 10(b) and 20(a) of the Exchange Act. On November 7, 2011, the class actions were consolidated, and lead plaintiffs were appointed pursuant to the Private Securities Litigation Reform Act. On December 16, 2011, plaintiffs filed a consolidated complaint which added a claim under Section 12 of the Securities Act to its allegations of violations of the securities laws and extended the putative class period from August 9, 2011 to November 14, 2011.  The plaintiffs filed an amended complaint on May 11, 2012 and a second amended complaint on July 11, 2012. On August 1, 2012, we filed a motion to dismiss the second amended complaint.

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

Item 1A.    Risk Factors.
Our failure to raise additional capital or generate the cash flows necessary to repay any amounts outstanding under our term loan when due and to maintain and expand our operations and invest in our services could result in a default under our term loan and reduce our ability to continue normal operations. We may not have sufficient capital to pay amounts outstanding under our term loan when due or to redeem our Series J preferred stock if the holders of such stock require us to do so. This could adversely affect our ability to continue normal operations and could result in the loss of your entire investment.
We believe that our future cash flow from operations and available cash and cash equivalents will be sufficient to meet our liquidity needs for the next twelve months. However, this may not be the case, as our longer-term liquidity and ability to execute on our longer term business plan is contingent on our ability to raise additional capital and on our not experiencing any events that may accelerate the payment of our term loan. Our ability to fund our capital needs also depends on our future operating performance, our ability to successfully realign our costs and strategic path, the effect of any financing alternatives we may pursue and our ability to meet financial covenants under any indebtedness we may incur. We may also need to raise additional capital to execute our longer term business plan, including to complete planned upgrades and enhancements to our products and services, increase our investment in capital equipment to support new and existing customers, extend our marketing and sales efforts, and make strategic acquisitions if attractive opportunities become available. Our future capital requirements will depend on many factors, including our future operating performance, our ability to successfully realign our costs and strategic path, the time and cost of our service enhancements, the rate of growth of the mobile media and enterprise business, the rate of mobile data subscriber growth, the acceptance rate of mobile devices as multi-functional computing platforms, the demand for wireless applications, the time and cost of successfully entering into new customer contracts and the amount of investment needed to achieve our sales and marketing objectives.
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
We may not have sufficient capital to pay any amounts outstanding under our term loan when due or to redeem our Series J preferred stock if the holders of such stock require us to do so. This could adversely affect our ability to continue normal operations and could result in the loss of your entire investment.
Events outside our control, such as a change in control, which includes a person becoming a beneficial owner of securities representing at least 50% of the voting power of our company, a sale of substantially all of our assets, and certain business combinations and mergers, which cause a change of 20% or more of the voting power of our company, an ownership change adversely affecting our ability to use our net operating losses and related tax benefits and our ability to implement measures intended to preserve our net operating losses and related tax benefits, give the holders of our Series J preferred stock a right to require us to redeem their Series J preferred stock and may result in the acceleration of our term loan.
Our term loan may be accelerated if the right of our Series J preferred stockholders to require us to redeem their shares of Series J preferred stock is triggered or if we experience an ownership change (within the meaning of Section 382 of the Code) as described above. We do not have control over some of these triggering events, and if any of these events were to occur and we were required to repay any amounts outstanding under our term loan or redeem our Series J preferred stock, we may not have sufficient capital to do so or to continue normal operations and you could lose your entire investment. See Risk Factors-Our ability to use net operating losses and certain built-in losses to reduce future tax payments may be limited by provisions of the Code and may be subject to future limitation as a result of future transactions.
We depend on a limited number of customers for a substantial portion of our revenues. The loss of any key customer or any significant adverse change in the size or terms of a contract with any key customer could significantly reduce our revenues.
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
In addition, a change in the timing or size of a professional services project by any one of our key customers could result in significant variations in our revenue and operating results. Our operating results for the foreseeable future will continue to depend on our ability to effect sales to a small number of customers. Any revenue growth will depend in part on our success in selling additional services to our large customers, expanding our customer base to include additional customers that deploy our solutions in large-scale networks serving significant numbers of subscribers, and whether we can successfully expand our mobile media and enterprise business.
In 2010, accounting for our operations in India and the Asia Pacific region and our subsidiaries in France and the Netherlands as discontinued operations on a retrospective basis, we generated approximately 53% and 29% of our total revenue from contracts with AT&T and Verizon, respectively. For the year ended December 31, 2011, we generated approximately 58% and 21% of our total revenue from contracts with AT&T and Verizon, respectively. For the nine months ended September 30, 2012, we generated approximately 61% and 19% of our total revenue from contracts with AT&T and Verizon, respectively. Certain of our customers, including AT&T and Verizon, may terminate our agreements by giving advance notice. Our ability to continue the terms of our agreements may be adversely affected by constraints in liquidity and capital resources, the exploration of financing alternatives and the realignment of our strategic path, including our decision not to pursue a sale of our carrier business. Failure to renew or maintain our agreements with AT&T, Verizon or our other large customers and to obtain new customers would materially reduce our revenue and have a material adverse effect on our business, operating results and financial condition.
We are increasing our focus on our mobile media and enterprise business and broadening our solutions and services to North American carriers and have deemphasized our international carrier business. As a part of this, we are completing the process of exiting our business in India and the Asia Pacific region and divested of our subsidiaries in France and the Netherlands. If we are unable to successfully realign our business to focus on our mobile media and enterprise business and obtain new customers for that business, or to broaden our solutions and services to North American carriers, our business, financial condition, results of operations and cash flows could be materially and adversely affected.
Following the termination of our relationship with PT XL Axiata Tbk in the first quarter of 2012, we decided to exit our business in India and the Asia Pacific region. These decisions were based on the resources and costs associated with these operations, the intensified competition in the region and our decision to streamline our operations and focus on our mobile media and enterprise business, while at the same time recommitting some of our resources to our North American carrier operations. Additionally, as a part of our new strategic path and a reduction in the actual and anticipated performance of the subsidiaries, we divested of our subsidiaries located in France and the Netherlands in May 2012. We may face administrative and regulatory hurdles as we exit our international operations, the wind down process may be longer than anticipated and we may incur significant unexpected expenses in connection with the wind down of our operations. While we believe that the exit will have a positive effect on our profitability in the long term, there is no assurance that this will be the case and we expect that the exit from our India and Asia Pacific business will adversely affect our revenues and cause us to incur costs. There are no assurances that we will be able to generate sufficient revenues from our other customers or from our mobile media and enterprise business or successfully operate our carrier business. If we are not successful in our efforts to realign our strategy to focus on our mobile media and enterprise business, to develop our product offering in that market and to obtain new customers for that business, in broadening our solutions and services to North American carriers, or in exiting our international operations in a cost effective manner, our revenues, results of operations and financial condition may be adversely affected.
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
We provide sophisticated mobile data delivery platforms and services to our customers. To attract and retain customers and service our existing and new contracts, we believe we need to demonstrate professional acumen and build trust and strong relationships, and that we must retain, identify, recruit, and motivate new hardware and software engineers, programmers, technical support personnel and marketing and sales representatives. Competition is intense for skilled personnel with engineering, product development, technical and marketing and sales experience, and we may not be able to retain and/or recruit individuals that possess the necessary skills and experience, or we may not be able to employ these individuals on acceptable terms and conditions, or at all. Moreover, competition has been increasing the cost of hiring and retaining skilled professionals as, among other reasons, other companies in the technology sector may offer more compensation, particularly in the form of equity awards. Recent business challenges, the realignment of our strategic path, including our decision to end the process of selling our carrier business, reductions in force and changes in our executive management team have also increased turnover of our skilled personnel and we may continue to experience such turnover in the future. Our business and growth may suffer if we are unable to retain current personnel and hire other skilled personnel.
We are exploring various financing alternatives and considering our strategic direction as a whole. We may experience difficulties in consummating financing alternatives and realigning our strategic path, and any such alternatives and realignment of our strategic path may not lead to the achievement of desired results and this may cause concern among customers and adversely affect our business, our liquidity, and our ability to retain employees.
We cannot assure that we will be successful in exploring, pursuing or consummating any financing alternatives or in realigning our strategic path. Furthermore, additional capital may be needed to pursue such strategies, including developing our mobile media and enterprise business and broadening our solutions and services to North American carriers and there are no assurances that additional capital is available on favorable terms or at all. Moreover, the process of exploring financing, realigning our strategic path, and effecting cost reductions may be disruptive to our business. An inability to effectively manage the process could materially and adversely affect our business, financial condition or results of operations. If we are not able to consummate financing or to successfully realign our strategic path and manage the reduction of our costs, our liquidity, capital resources and our business may be adversely affected.
We recently elected to end the process we had been pursuing for the sale of all or a portion of our business and elected to retain our carrier business. This may negatively affect our business and our relations with our customers and make it more difficult for us to retain employees, and we may not be able to successfully operate our carrier business going forward.
After lengthy considerations and negotiations and based on a recommendation by a special committee of our Board of Directors, we recently elected to end the process we had been pursuing for the sale of all or a portion of our business. The inquiries and offers we received were subject to due diligence, price adjustments, buyer contingencies and optionality, uncertainties and other proposed transaction terms that ultimately led us to conclude that we should retain our carrier business and the current positive cash flows it provides, and forgo the cost and expense of pursuing a transaction which we did not believe would be completed at the price initially proposed, if at all. Our decision to end the process may be disruptive to our business, subject us to risk of litigation, negatively affect our business and our relations with our customers and make it more difficult for us to retain employees and the carrier business is subject to risks and uncertainties described elsewhere in these risk factors.
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
We implemented cost saving measures in the third and fourth quarters of 2011 and into 2012 and may implement additional cost saving measures in the future. If we are not successful in implementing future cost savings initiatives, our operating results and financial condition could be adversely affected. We may also experience an adverse impact on our business as a result of the reduction in force.
In the third and fourth quarters of 2011 and into 2012, we implemented a reduction in our global workforce, canceled hiring plans and implemented other cost saving measures. These measures were designed to realign our strategic path, streamline our business, improve quality and integrate our acquisition of Adenyo. We continue to review our cost structure and may implement further cost saving initiatives. We cannot guarantee that we will be successful in implementing such initiatives, or that such efforts will not interfere with our ability to achieve our business objectives. Moreover, a reduction in force can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, may increase the likelihood of turnover of other key employees, and may have an adverse impact on our business.
Any material weaknesses in our internal controls over financial reporting or failure to maintain proper and effective internal controls could impair our ability to produce accurate and timely financial statements and investors' views of us could be harmed.
Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can manage our business and produce accurate financial statements on a timely basis is a costly and time-consuming effort. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Beginning with fiscal year 2011, we are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessment of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing this assessment. Our compliance with Section 404 has required and will continue to require that we incur additional expense and expend management time on compliance-related issues.
As of September 30, 2011, we found material weaknesses in our internal control over financial reporting and concluded that our disclosure controls and procedures were not effective. These material weaknesses were properly remediated as of December 31, 2011 and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011. If we fail to maintain proper internal controls, our business could be adversely affected, our ability to predict our cash needs, and the market's confidence in our financial statements could decline and the market price of our common stock could be adversely affected.
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
For the years ended December 31, 2007, 2008, 2009, 2010 and 2011 and the nine months ended September 30, 2012, we had net losses of approximately $86.0 million, $100.5 million, $40.3 million, $20.3 million, $195.4 million and $10.1 million, respectively. If we cannot become profitable, our financial condition will deteriorate further, and we may be unable to achieve our business objectives.
We face intense competition including in-house mobile data solutions similar to those we offer.
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
Our services include a mobile data service delivery platform that enables wireless carriers to monitor and charge their subscribers for access to mobile applications, content and programs that are developed by third parties and hosted by us. The majority of our revenue is based on mobile subscribers accessing mobile content and applications through our customers' carrier-branded mobile solutions. Our ability to generate revenues from our services will depend on the extent to which businesses and consumers continue to adopt and use mobile devices to access the mobile Internet and to receive products and services via their mobile devices. While many consumers use mobile devices to communicate, the majority of consumers do not presently use mobile devices to access the mobile Internet or obtain other products or services. Consumers and businesses may not continue to use mobile data services and mobile devices to access the mobile Internet and to obtain products and services as quickly as our business model contemplates or using our services. If consumers do not use mobile data services through our services, our business, operating results and financial condition will be adversely affected.
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
If we cannot meet Nasdaq's continued listing requirements, Nasdaq may delist our common stock which could have an adverse impact on the liquidity and market price of our common stock and Series J preferred stock and the market value of our common stock warrants.
Our common stock is currently listed on the Nasdaq Global Select Market. We are and will be required to meet certain qualitative and financial tests to maintain the listing of our common stock on the Nasdaq Global Select Market. On June 14, 2012, we received a letter from Nasdaq advising that for the previous 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Select Market pursuant to Nasdaq Marketplace Rule 5450(a)(1). We will be provided 180 calendar days, or until December 11, 2012, to regain compliance with the minimum bid price requirement. If, at any time before December 11, 2012, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days, the Nasdaq staff will provide us with written notification that we have achieved compliance with the minimum bid requirement. If we do not regain compliance with the minimum bid price requirement by December 11, 2012, the Nasdaq staff will provide us with written notification that our common stock will be delisted from the Nasdaq Global Select Market. Prior to December 11, 2012, we may apply to transfer our common stock to the Nasdaq Capital Market provided that our common stock satisfies all criteria, other than compliance with the minimum bid price requirement, for initial inclusion on this market and we provide to Nasdaq written notice of our intention to cure the deficiency. In the event of a transfer, the Nasdaq Marketplace Rules provide that we will be afforded an additional 180 calendar days to comply with the minimum bid price requirement while listed on the Nasdaq Capital Market. However, should Nasdaq conclude that we will not be able to cure the deficiency, Nasdaq will provide notice to us that our common stock will be subject to delisting. A delisting of our common stock could negatively affect us by reducing the liquidity and market price of our capital stock and the number of investors willing to hold or acquire our capital stock. This could also negatively affect our ability to raise capital in an equity financing. It is also possible that we would otherwise fail to satisfy another Nasdaq requirement for continued listing of our capital stock. Within the last twelve months, our common stock traded below the $1.00 per share level on 157 days. The closing price of our common stock on November 5, 2012 was $0.575 per share.
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
Some of our customer agreements provide service level commitments on a monthly basis. Our service level commitment varies by customer. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability and/or degraded performance of our service, we may incur financial penalties. Our revenue could be significantly impacted if we suffer unscheduled downtime that exceeds the allowed downtimes under our agreements with our customers. The failure to meet our contractual level of service availability may require us to credit affected customers for a significant portion of their monthly fees, not just the value for the period of the downtime. As a result, failure to deliver services for a relatively short duration could result in our incurring significant financial penalties. Service level penalties represented 4% of total revenue in 2008, 1% of total revenue in 2009 and in 2010, less than 1% of total revenue in 2011 and less than 1% of total revenue for the nine months ended September 30, 2012. Any system failure, extended service outages, errors, defects or other performance problems with our managed and professional services could harm our reputation and may damage our customers' businesses.
We use datacenters to deliver our platform and services and any disruption of service at these facilities could harm our business.
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
Our Series J preferred stock is redeemable at the option of the holders, if we (i) undergo a change in control, which includes a person becoming a beneficial owner of securities representing at least 50% of the voting power of our company, a sale of substantially all of our assets, and certain business combinations and mergers which cause a change in 20% or more of the voting power of our company, (ii) experience an ownership change (within the meaning of Section 382 of the Code), which results in a substantial limitation on our ability to use our net operating losses and related tax benefits or (iii) do not implement net operating loss protective measures within 180 days from the date the shares of Series J preferred stock are first issued. Our term loan may be accelerated if the right of our Series J preferred stockholders to require us to redeem their shares of Series J preferred stock is triggered, or if we experience an ownership change (within the meaning of Section 382 of the Code) as described above. We may not have sufficient capital to redeem our Series J preferred stock, if the holders of our Series J preferred stock require us to do so, to repay our term loan if accelerated or to continue normal operations.
You should be aware that, while not the intent of the terms of the Series J preferred stock and any net operating loss protective measures, if passed, such terms have an “anti-takeover” effect because they restrict the ability of a person or entity, or group of persons or entities, from accumulating in the aggregate 5% or more (by value) of our stock and the ability of persons, entities or groups now owning 5% or more (by value) of our stock from acquiring additional stock. If not waived, the terms and transfer restrictions may discourage or prohibit a merger, some tender or exchange offers, proxy contests or accumulations of substantial blocks of shares for which some stockholders might receive a premium above market value. In addition, the terms and transfer restrictions may delay the assumption of control by a holder of a large block of capital stock and the removal of incumbent directors and management, even if such removal may be beneficial to some or all of our stockholders. Such restrictions may adversely affect the market price of our stock.
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
Our ability to use net operating and certain built-in losses to reduce future tax payments may be limited by provisions of the Code, and may be subject to further limitation as a result of future transactions.
Sections 382 and 383 of the Code contain rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in the years after the ownership change. For purposes of applying these rules we intend to take the position that neither the Series J preferred stock nor the common stock warrants at the time of issuance shall be considered “stock” for purposes of measuring an ownership change under Section 382. These rules generally operate by focusing on ownership changes involving stockholders who directly or indirectly own 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long term tax exempt rate and the value of the company's stock immediately before the ownership change. If we experience a change in control we may be unable to offset our taxable income with losses (or our tax liability with credits) before such losses and credits expire. Furthermore, if we undergo such an ownership change, we may be required to redeem our Series J preferred stock and our term loan may be accelerated.
In addition, it is possible that the exercise of our common stock warrants or issuances of our Series J preferred stock if such interest is treated as “stock” for tax purposes and sales of shares of our common stock or sales of our Series J preferred stock if such interest is treated as “stock” for tax purposes will cause us to undergo one or more additional ownership changes. In that event, we generally would not be able to use our pre-change loss or certain built-in losses prior to such ownership change to offset future taxable income in excess of the annual limitations imposed by Sections 382 and 383 and those attributes already subject to limitations (as a result of our prior ownership changes) may be subject to more stringent limitations.
We are taking the position that the Series J preferred stock is not “stock” for purposes of Section 382. Such determination depends in part on whether the redemption premium for the stock, if any, is reasonable. Currently, it is unclear what constitutes a reasonable redemption premium for purposes of Section 1504(a)(4) and the applicable regulatory safe harbor has been removed from the Treasury regulation. If the IRS were to take a different position with respect to the Series J preferred stock and treat it as “stock” for Section 382 purposes, an ownership change could occur and if such ownership change occurred we generally would not be able to use our pre-change losses or certain built-in losses to offset future taxable income in excess of certain annual limitations.
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
Our solutions are highly technical and have contained and may contain undetected errors, defects or security vulnerabilities. Some errors in our solutions may only be discovered after a solution has been deployed and used by our wireless carrier customers. Any errors, defects or security vulnerabilities discovered in our solutions after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers and increased service cost, any of which could adversely affect our business, operating results and financial condition. In addition, we could face claims for product liability, tort or breach of warranty. Defending a lawsuit, regardless of its merit, is costly and may divert management's attention away from the business and adversely affect the market's perception of us and our services. In addition, if our business liability insurance coverage is inadequate or future coverage is unavailable on acceptable terms or at all, our operating results and financial condition could be adversely affected.
If we are successful in realigning our strategic path and grow our business yet fail to manage such future growth effectively, our business could be harmed.
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

We are required under U.S. GAAP to test goodwill for impairment annually and to assess our amortizable intangible assets, including capitalized software costs, and long-lived assets, as well as goodwill, for impairment when events or changes in circumstance indicate the carrying value may not be recoverable. Based on the presentation of our operations in India and the Asia Pacific region as well as of our subsidiaries in France and the Netherlands as discontinued operations on a retrospective basis, we recorded impairment charges of $140.5 million and $5.8 million in 2011 and 2009, respectively. Factors which have led to impairments include significant decline of our market capitalization below the book value of our net assets, changes in business strategy, restructuring of the business in connection with acquisitions, actual performance of acquired businesses below our expectations and expiration of customer contracts.
Unanticipated events or changes in circumstances could adversely affect our ability to recover the carrying value of some or all of these assets. Based on the continued decline in our market capitalization since the fourth quarter of 2011 we may recognize additional impairment for subsequent periods. In addition, we may make additional acquisitions in the future which would increase the amount of such assets on our books that would be subject to potential future impairment. In the event any of our current or future assets became impaired the associated impairment charge could adversely impact our results of operations.
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
As part of our business, we obtain content and commercial information from third parties. When we distribute this information, we may be liable for the data contained in that information. There is a risk that we may be subject to claims related to the distribution of such content such as defamation, negligence, intellectual property infringement, violation of privacy or publicity rights and product or service liability, among others. Laws or regulations of certain jurisdictions may also deem some content illegal, which may expose us to additional legal liability. We also gather personal information from subscribers in order to provide personalized services. Gathering and processing this personal information may subject us to legal liability for, among other things, defamation, negligence, invasion of privacy and product or service liability. We are also subject to laws and regulations, both in the U.S. and abroad, regarding the collection and use of subscriber information. If we do not comply with these laws and regulations, we may be exposed to legal liability. Some of the agreements by which we obtain content do not contain indemnity provisions in our favor. Even if a given contract does contain indemnity provisions, they may not cover a particular claim or type of claim or the party granting indemnity may not have the financial resources to cover the claim. Our insurance coverage may be inadequate to cover fully the amounts or types of claims that might be made. Any liability that we incur as a result of content we receive from third parties could adversely affect our results of operations.
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
As the mobile industry continues to evolve, we believe greater regulation by federal, state or foreign governments or regulatory authorities becomes more likely. For example, we believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information and other mobile marketing regulations could affect our and our customers' ability to use and share data, potentially reducing our ability to utilize this information for the purpose of continued improvement of the overall mobile subscriber experience. In addition, any regulation of the requirement to treat all content and application provider services the same over the mobile Internet, sometimes referred to as net neutrality regulation, could reduce our customers' ability to make full use of the value of our services. Further, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations to access the Internet may be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the mobile Internet and the viability of mobile data service providers, which could harm our business and operating results. Finally, any further or more restrictive regulation of the ability of wireless carriers to include charges for goods and services in a mobile subscriber's bill or their ability to offer up these capabilities to third parties, such as ourselves, on a bill-on-behalf-of basis could negatively affect our business.
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
In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Our common stock price has declined significantly since our IPO in 2010 and may continue to do so as a result of the above described factors as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company's securities, securities class action litigation has often been instituted against these companies. We are subject to this type of litigation and may be the target of additional litigation of this nature. Such securities litigation could result in substantial costs and a diversion of our management's attention and resources, whether or not we are successful in such litigation.
Mr. Carl C. Icahn indirectly owns a significant amount of our common and Series J preferred stock and the note issued under our term loan, he has a relationship with two of our directors, our charter waives the corporate opportunity doctrine as it relates to funds affiliated with him and he may have interests that diverge from those of other stockholders.
Mr. Carl C. Icahn controls approximately 14.7% of the voting power of our common stock as of November 5, 2012, and such ownership percentage may increase further if the warrants issued to Mr. Carl C. Icahn pursuant to the rights offering are exercised. Transactions could be difficult to complete without the support of Mr. Carl C. Icahn. It is possible that Mr. Carl C. Icahn may not support transactions, director appointments and other corporate actions that other stockholders would support. In addition, Mr. Brett C. Icahn, one of our directors, is the son of Mr. Carl C. Icahn, and Mr. Hunter C. Gary, another of our directors, is married to Mr. Carl C. Icahn's wife's daughter.
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
In addition, on September 16, 2011, we entered into, and on November 14, 2011 and February 28, 2012, we amended, a $20 million term loan with High River, which is secured by substantially all of our assets and is guaranteed by two of our subsidiaries, mCore International and Motricity Canada. High River is beneficially owned by Mr. Carl C. Icahn. The principal and interest are due and payable at maturity on August 28, 2013. The term loan provides High River with a right to accelerate the payment of the term loan if, among others, we experience an ownership change (within the meaning of Section 382 of the Code) that results in a substantial limitation on our ability to use our net operating losses and related tax benefits or if the shares of our Series J preferred stock issued in the rights offering or any other shares of preferred stock we may issue become redeemable at the option of the holders or if we are required to pay the liquidation preference for such shares.
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
We have not paid or declared dividends in the past, and do not plan to pay or declare dividends in the future, other than in connection with the recently completed rights offering and dividends payable on Series J preferred stock, and, as a result, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.
We have never declared or paid any dividends on our common stock and currently, other than the distribution of subscription rights pursuant to the recently completed rights offering and dividends payable on Series J preferred stock described herein, do not expect to declare or pay dividends on our common stock in the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used in the operation and growth of our business and the payment of dividends on our Series J preferred stock. Any determination to pay dividends on our common stock in the future will be at the discretion of our board of directors. In addition, our ability to pay dividends on our common stock is currently limited by the covenants of our term loan and the terms of our Series J preferred stock when issued and may be further restricted by the terms of any future debt or preferred securities. Accordingly, your only opportunity to achieve a return on your investment in our company may be if the market price of our common stock appreciates and you sell your shares at a profit. The market price for our common stock may never exceed, and may fall below, the price that you pay for such common stock.
A holder of our Series J Preferred Stock who causes an ownership change, which results in a substantial limitation on our ability to use our net operating losses and related tax benefits or whose shares were not voted in favor of the net operating loss protective measures, cannot require redemption of his shares upon such a triggering event. This could make it more difficult for you to trade your shares of Series J preferred stock and could limit the price that investors might be willing to pay in the future for shares of our Series J preferred stock.
A holder of our Series J Preferred Stock who causes an ownership change, which results in a substantial limitation on our ability to use our net operating losses and related tax benefits or whose shares were not voted in favor of the net operating loss protective measures, cannot require redemption of his shares upon such a triggering event. This may operate as a restriction on the transferability of the shares of Series J preferred stock and could limit the price that investors might be willing to pay in the future for shares of our Series J preferred stock.
Our common stock is ranked junior to our Series J preferred stock.
Our common stock is ranked junior to our Series J preferred stock. The outstanding Series J preferred stock has a preference upon our dissolution, liquidation or winding up of our company in respect of assets available for distribution to our stockholders. Furthermore, the holders of our Series J preferred stock may require us to redeem their shares of Series J preferred stock in connection with a change in control, which includes a person becoming a beneficial owner of securities representing at least 50% of the voting power of our company, a sale of substantially all of our assets, and certain business combinations and mergers which cause a change in 20% or more of the voting power of our company, if we experience an ownership change (within the meaning of Section 382 of the Code), which results in a substantial limitation on our ability to use our net operating losses and related tax benefits or if we fail to implement measures designed to preserve the use of our net operating losses and related tax benefits.
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
The Series J preferred stock ranks senior to our common stock, but we may in the future issue one or more series of preferred stock that ranks senior to, junior to, or pari passu with, our Series J preferred stock. There can be no assurance that in the event of any dissolution, liquidation, winding up or change of control of our company, we will be able to make distributions or payments in full to all the holders of the Series J preferred shares.
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
Our common stock warrants provide that they terminate if they are not exercised in connection with a capital reorganization, reclassification of our securities, consolidation or merger of our company resulting in a change of 50% of the voting power of the company, a sale of substantially all of our assets or a similar transaction requiring stockholder approval shall be effected. If you do not exercise your common stock warrants in connection with such a transaction, the warrants will terminate and be of no further value. There are no assurances that any such transaction would provide value for the common stock received upon the exercise of the common stock warrants at or in excess of the exercise price of such warrants.
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
Holders of our common stock warrants will be able to exercise the common stock warrants only if a registration statement under the Securities Act relating to the shares of our common stock underlying the warrants is then effective. We have a contractual obligation to use our reasonable best efforts to maintain a current registration statement covering the shares of common stock underlying the warrants to the extent required by federal securities laws, and we intend to, but may not be able to, comply with our undertaking. Our common stock warrants expire if they are not exercised in connection with a capital reorganization, reclassification of our securities, consolidation or merger of our company resulting in a change of 50% of the voting power of the company, a sale of substantially all of our assets or a similar transaction requiring stockholder approval shall be effected, a merger, consolidation, business combination, sale of substantially all of our assets or similar transaction requiring shareholder approval, even if a registration statement covering the shares underlying the common stock warrants is not effective at such time. The value of the warrants may be greatly reduced if a registration statement covering the shares of common stock issuable upon the exercise of the warrants is not kept current.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosure.

None.

Item 5.    Other Information.

None.

Item 6.	Exhibits.

EXHIBIT NO.	Description of Documents

3.1
Amended and Restated Certificate of Designations Relating to the 13% Series J Preferred Stock (filed as Exhibit 3.3 to Registration Statement on Form S-1, File No. 333-183487, filed with the SEC on August 22, 2012)

4.1
Form of the Company's Series J Preferred Stock Certificate (filed as Exhibit 4.2 to Amendment No. 5 to Registration Statement on Form S-3 on Form S-1, File No. 333-178409, filed with the SEC on July 9, 2012)

4.2
Form of Subscription Rights Certificate for original subscription rights (filed as Exhibit 4.3 to Amendment No. 5 to Registration Statement on Form S-3 on Form S-1, File No. 333-178409, filed with the SEC on July 9, 2012)

4.3
Form of Warrant Agreement by and between the Company and American Stock Transfer and Trust Company (filed as Exhibit 4.4 to Amendment No. 5 to Registration Statement on Form S-3 on Form S-1, File No. 333-178409, filed with the SEC on July 9, 2012)

4.4	Form of Subscription Rights Certificate (filed as Exhibit 4.5 to Amendment No. 1 to Registration Statement on Form S-1, File No. 333-183487, filed with the SEC on August 22, 2012)

10.1	Limited Waiver from High River Limited Partnership, dated September 12, 2012*

10.2	Fifth Amendment, dated as of September 17, 2012, to the Second Amended and Restated Wireless Service Agreement between Motricity, Inc. and AT&T Mobility.‡ (1)

10.3	Second Amendment, dated as of September 19, 2012, to the Appcenter Service Exhibit No. 20100607.090.S.002.‡ (2)

31.1	Certification of James R. Smith, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Nathan Fong pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.**

101.INS	XBRL Instance Document.***
101.SCH	XBRL Taxonomy Extension Schema Document.***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

*	Filed herewith.

**	Furnished herewith.

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

(1)	Filed as Exhibit 10.1 to the Current Report on Form 8-K/A, filed on November 6, 2012

(2)	Filed as Exhibit 10.2 to the Current Report on Form 8-K/A, filed on November 6, 2012

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

MOTRICITY, INC.

Date:	November 8, 2012	By:	/s/ Nathan Fong
Nathan Fong
Chief Financial Officer