Form 10-K
period 2012-12-31
MOTRICITY INC
filed 2013-03-12
CIK 1336691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-34781

Motricity, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-1059798
(State of Incorporation)	(IRS Employer Identification No.)
601 West 26th Street
Suite 415
New York, NY 10001
(646) 957-6200
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NASDAQ
Securities registered pursuant to Section 12(g) of the Act:
13% Redeemable Series J Preferred Stock, par value $0.001 per share
Warrants, each to purchase one share of Common Stock at $0.65
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-accelerated Filer (do not check if a smaller reporting company)	☒ Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
At June 30, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (based upon the closing sale price of such shares on NASDAQ on June 30, 2012) was approximately $23.5 million. Shares of Registrant’s common stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of Registrant’s outstanding common stock as of June 30, 2012 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of March 1, 2013:

Title of Class	Number of Shares
Common Stock, $0.001 par value	46,733,246

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report Form 10-K.

2

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

To date, most of our revenue has come from our wireless carrier customers, but the increased use of smartphones and other mobile devices using so-called open operating systems (e.g., Android, iOS, Windows Mobile and Blackberry) has caused this business to decline rapidly. As previously announced, in anticipation of this decline, we increased the focus on our mobile media business and the services provided to advertisers and markets and expect that future growth will come from these activities. We exited most of our non-U.S. carrier business in 2012 and AT&T, our single largest customer, has given notice that it will terminate one of its contracts that accounted for approximately 40% of our annual revenue in each of 2011 and 2012. This revenue contributed positively to the Company’s cash flow from operations during these periods. See Part I, Item 1A - Risk Factors.

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

On July 24, 2012, we launched a rights offering pursuant to which each stockholder of record at the close of business on July 23, 2012 received a transferable subscription right entitling the holder thereof to subscribe for a unit at a subscription price of $0.65 per unit. Each unit consisted of 0.02599 shares of 13% Redeemable Series J preferred stock and 0.21987 warrants to purchase a share of common stock, as well as an over-subscription privilege. The rights offering was fully subscribed and we received $27.7 million in net proceeds from the rights offering, which closed on October 11, 2012.

Our operations are predominantly based in the U.S., with international operations in Canada and the United Kingdom ("UK"). As described below, we have exited our operations in India, the Asia Pacific region and France. We generated approximately 99%, 96% and 92% of our total revenue in the U.S. during the years ended December 31, 2010, 2011 and 2012, respectively. As of December 31, 2011 and 2012, the majority of our long-lived assets were located in the U.S.

Recent Developments
Overview. We have undergone significant changes over the past several months as described in more detail below. These changes have included: an increased focus on our mobile media business, exiting international operations, implementing cost reduction measures, exploring strategic and financing alternatives including a sale of our company, securing and amending a term loan, implementing changes in management, closing a fully subscribed rights offering and initiating procedures designed to help protect the long-term value of our substantial net operating loss carryforwards. During this period of transformation, we have continued to deliver value-added solutions and roll out new services to customers, and we have taken a number of proactive steps to evolve our strategy to rebuild the Company and lower operating expenses. We believe that these measures have helped improve our ability to take advantage of the growth opportunities in the mobile media industry.

The competitive landscape continues to affect our business. In North America, our wireless carrier business is continuing to experience downward pressures related to the mass adoption of smartphones at the expense of feature phones. While this transition has been underway for some time, our large carrier customers are reporting that this trend is accelerating faster than they expected and it is affecting revenues not just for Motricity, but for the industry. With the shift in our focus from large solution customization and implementation projects to mobile media and enterprise solutions, we have seen a downward trend in our carrier service revenue on a sequential basis and we believe that this trend will continue. We currently depend on a limited number of significant wireless carriers for a substantial portion of our revenues. Certain of our customers, including AT&T and Verizon, may terminate our agreements by giving advance notice. As noted below AT&T recently gave notice that it will terminate a contract with us that has historically accounted for a significant portion of our revenue. In light of these circumstances, we decided to accelerate our focus on our media business and this could reduce our revenues. See Part I, Item 1A - Risk Factors.

The continuing uncertainty surrounding worldwide financial markets and macroeconomic conditions has caused and may continue to cause our customers to decrease or delay their expansion, purchasing and promotional activities. Additionally, constrictions in world credit markets may cause our customers to experience difficulty securing the financing necessary to expand their operations and purchase our services. Economic uncertainty and unemployment have resulted in and may continue to result in cost-conscious consumers, which has adversely affected and may continue to adversely affect demand for our services. If the current adverse macroeconomic conditions continue, our business and prospects may continue to be negatively affected.

Strategic Review. Beginning in September 2011, with the assistance of GCA Savvian Advisors, LLC (“Savvian”), we explored strategic options, including a spin-off, sale or other transaction involving our carrier business and mobile media. After considering the indications of interest and offers received in this process, we decided to end the process of actively pursuing a sale of our business. As such, we decided to focus our resources on other strategic paths, including increasing the focus on our mobile media business and consummating the rights offering that closed on October 11, 2012. As part of our increased focus on our mobile media opportunities, we are pursuing new product development opportunities designed to enhance and expand our existing services, seeking to develop new technology that addresses the increasingly sophisticated and varied needs of our customers, and responding to technological advances and emerging industry standards and practices and license leading technologies that will be useful in our business in a cost-effective and timely way.

As discussed above, we are increasing our focus on our mobile media business. The realignment of our strategic path and consideration of financing options will continue to require management time and resources, while we simultaneously focus on developing new product offerings and reducing costs. We cannot assure that we will be successful in our efforts in obtaining financing, realigning our strategic path, or increasing our focus on our mobile media business. The uncertainty inherent in our strategic review can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, and may increase the likelihood of turnover of other key officers and employees.

As of January 1, 2012, all of the operations related to India, the Asia Pacific region, our France subsidiary and our Netherlands subsidiary are reported as discontinued operations in the consolidated financial statements. The prior period operations related to these entities have also been reclassified as discontinued operations retrospectively for all periods presented.

To address the challenges presented by the market conditions and the other risks and uncertainties facing our business and to realign our strategic path, we have continued to implement cost saving measures, including a reduction in our workforce, the cancellation of some hiring plans, and a restructuring of our facilities and data centers. We continue to review our cost structure and may implement further cost saving initiatives. These measures are designed to realign our strategic path, streamline our business, improve the quality of our product offerings and implement cost saving measures. We cannot guarantee that we will be able to execute on our realigned strategic path, realize cost savings and other anticipated benefits from our cost saving efforts, or that such efforts will not interfere with our ability to achieve our business objectives. Moreover, the reduction in force and the realignment of our strategic path and other cost savings measures can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, may increase the likelihood of turnover of other key employees, and may have an adverse impact on our business. Our success will depend on our ability to successfully execute one or more financing alternatives, our ability to successfully develop and use new technologies and adapt our current and planned services to new customer requirements or emerging industry standards and expand our customer base and risks and uncertainties discussed in Part I, Item 1A - Risk Factors.

In light of our acquisitions of InfoSpace Mobile in December 2007 and of Adenyo in April 2011, our operating results only reflect the impact of those acquisitions from the acquisition date, and therefore comparisons with prior periods are difficult. As a result, our limited historical financial performance as owners of InfoSpace Mobile and the Adenyo business may make it difficult for stockholders to evaluate our business and results of operations to date and to assess our future prospects and viability. Furthermore, our operating history includes business in geographic areas in which we are no longer active, and our U.S.-based wireless carrier business, which we anticipate will continue to decline during 2013, has resulted in revenue and profitability growth rates that may not be indicative of our future results of operations. For example, AT&T, our single largest customer, has given notice that it will terminate one of its contracts that accounted for approximately 40% of our annual revenue in each of 2011 and 2012. This revenue contributed positively to our cash flow from operations during these periods.
As a result of the foregoing factors, the recent significant changes in our company, the realignment of our strategic path and our exploration of financing alternatives, our historical results of operations are not necessarily indicative of the operating results to be expected in the future.

Liquidity and Capital Resources. On October 11, 2012, upon the closing of our rights offering, the revolving credit facility associated with our existing term loan from High River Limited Partnership (“High River”) terminated pursuant to its terms. We did not borrow any sums under the revolving credit facility. We originally entered into the term loan on September 16, 2011, and amended it on November 14, 2011 and February 28, 2012, and added the revolving credit facility on May 10, 2012. The maturity date for the term loan is August 28, 2013. High River is beneficially owned by Mr. Carl C. Icahn, a beneficial holder (as defined by SEC rules), as of March 1, 2013, of approximately 30.4% of our outstanding shares of common stock and of approximately 95.5% of our Series J preferred stock. Mr. Brett M. Icahn, a director of the Company, is the son of Mr. Carl C. Icahn, and Mr. Hunter C. Gary, a director of the Company, is married to Mr. Carl C. Icahn's wife's daughter. The term loan, as amended, was approved by a committee comprised of disinterested directors of our Board of Directors.

On July 24, 2012, we launched a rights offering pursuant to which we distributed to holders of our common stock at the close of business on July 23, 2012 one transferable subscription right for every one share of common stock owned as of that date. Each subscription right, subject to certain limitations, entitled the holder thereof to subscribe for units consisting of shares of our 13% Series J preferred stock and warrants to purchase common stock at a subscription price of $0.65 per unit. The rights offering closed on October 11, 2012 and was fully subscribed. We received approximately $27.7 million in net proceeds from the rights offering.

We believe that our future cash flow from operations and available cash and cash equivalents will be sufficient to meet our liquidity needs for the next 12 months, but this may not be the case. Our liquidity may be affected by risks and uncertainties discussed in Part I, Item 1A - Risk Factors. Our longer-term liquidity and ability to execute on our longer term business plan is contingent on our ability to raise additional capital and on our not experiencing any events that may accelerate the payment of our term loan or cause redemption of our Series J preferred stock. Our ability to fund our capital needs also depends on our future operating performance, our ability to successfully realign our costs and strategic path, the effect of any financing alternatives we may pursue and our ability to meet financial covenants under any indebtedness we may incur.

We cannot assure that sufficient capital will be available on acceptable terms, if at all, or that we will generate sufficient funds from operations to repay our term loan when due or to adequately fund our longer term operating needs. If we are unable to raise sufficient funds, we may need to implement additional cost reduction measures and explore other sources to fund our longer term business needs and repay our term loan when due. Our failure to do so could result, among other things, in a default under our term loan, loss of our customers and a loss of our stockholders' entire investment. Our ability to meet our liquidity needs or raise additional funds may also be adversely affected by the legal proceedings we are subject to as described in more detail in Part I, Item 3 - Legal Proceedings. Our operating performance may also be affected by risks and uncertainties discussed in Part I, Item 1A - Risk Factors. These risks and uncertainties may also adversely affect our short and long-term liquidity.

Management and Director Changes. On November 15, 2012, the employment of our President and Interim Chief Executive Officer James R. Smith, Jr., was terminated, and Richard Stalzer was appointed Chief Executive Officer. Mr. Stalzer was initially hired by the Company in January 2012 as President of our mobile marketing and advertising business when Charles P. Scullion, our Chief Strategy Officer and interim President of our mobile marketing and advertising business, resigned for good reason. Also on November 15, 2012, Nathan Fong was appointed Chief Operating Officer in addition to his role as our Chief Financial Officer which he assumed on June 12, 2012, and Richard Sadowsky, who had, since July of 2012, been serving as our General Counsel on secondment from SNR Denton US LLP, was appointed Chief Administrative Officer as well as General Counsel and began serving as an employee of the Company on January 1, 2013. The uncertainty inherent in our ongoing leadership transition can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, and may increase the likelihood of turnover of other key officers and employees. Further, on January 16, 2013, Lady Barbara Judge, CBE, a member of our board of directors resigned from her position as a director and as a member of our compensation committee and governance and nominating committee, effective immediately. Her decision to resign was not a result of any disagreement with the Company or its management. Also on January 16, 2013, the board of directors appointed Kevin Lewis as a director to fill the vacancies on the board of directors and on the compensation committee created by Lady Judge's resignation. The board of directors appointed James Nelson as a member of the Company's governance and nominating committee to fill the vacancy left by Lady Judge.

Sales Process. As a result of the exploration of a sale of all or a portion of our business, during September through December 2011 we received indications of interest to sell all or a portion of our business. At the end of 2011, after determining that none of the indications of interest received at that point were likely to result in a sale of the Company at a meaningful premium over the market price of our common stock and considering the uncertainty of consummating a transaction on favorable terms if at all, we ended the process led by Savvian. Nevertheless, we continued to receive and evaluate inquiries and offers from parties interested in acquiring our carrier business. These inquiries and offers included purchase prices of up to $40 million. These offers and inquiries were subject to due diligence, price adjustments, buyer contingencies and optionality, uncertainties, and other proposed transaction terms that ultimately led us to conclude, after lengthy negotiations and based on a recommendation by disinterested directors, to elect to retain our carrier business and the current positive cash flows it provides, and forego the cost and expense of pursuing a transaction that we did not believe would be completed at the price initially proposed, if at all. The carrier business is subject to the risks and uncertainties discussed in Part I, Item 1A - Risk Factors.

Listing on Nasdaq. On June 14, 2012, we received a letter from NASDAQ Staff advising that for the previous 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Select Market pursuant to NASDAQ Listing Rule 5450(a)(1). NASDAQ stated in its letter that in accordance with the NASDAQ Listing Rules, we would be provided 180 calendar days, or until December 11, 2012, to regain compliance with the minimum bid price requirement. On December 13, 2012, we received the Delisting Notice notifying us that we did not regain compliance with the Minimum Bid Requirement and, accordingly would be delisted from The NASDAQ Global Select Market unless we requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”). Accordingly, we timely submitted to NASDAQ a request for a hearing, which resulted in a stay of the suspension of trading of our common stock pending the conclusion of the hearing process and the expiration of any extensions granted by the Panel. On January 2, 2013, we received a third letter from NASDAQ advising us that our failure to meet the Proxy Solicitation and Annual Meeting Requirements serves as an additional basis for delisting our common stock. We presented our plan for regaining compliance with the Minimum Bid Requirement and the Proxy Solicitation and Annual Meeting Requirements at a hearing on January 31, 2013, and by letter, dated February 28, 2013, the Panel granted our request for continued listing, subject to, among other things, the requirement that we satisfy the $1.00 per share minimum bid requirement for the ten trading days prior to March 29, 2013 and that we solicit proxies and hold our annual meeting of stockholders by April 15, 2013. We subsequently requested additional time to comply with the Minimum Bid Requirement. However, there can be no assurances that the Panel will grant our request or that the Company will be able to achieve or maintain compliance with the NASDAQ continued listing requirements. See Part I, Item 1A - Risk Factors.

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

Motricity Marketplace provides a mobile commerce solution for mobile operators. Users can get the wide range of content, applications and widgets that are available across the carriers mobile data ecosystem and developers can make available their complete offerings. Motricity Marketplace aggregates content, applications and widgets from a variety of sources including device OEMs and third-party providers into one easy-to-reach and easy-to-use mobile shopping destination.

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

Voltari-Connect. Voltari-Connect provides targeting capabilities to identify and attract mobile audiences based on customer preferences and interests. By investing in predictive analytics, Motricity delivers an interactive mobile experience that drives engagement to help increase customer acquisition and retention and distinguish its customers' brand from the competition. Motricity Ad Manager, helps our customers deliver offerings for enterprises to connect with their prospects and customers through mobile advertising campaigns across messaging, wap/web and native smartphone and tablet applications.

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

Sales and marketing
We market and sell a wide range of mobile data services solutions to wireless carriers as well as mobile marketing and advertising solutions to brands and agencies through our sales organization. As of March 1, 2013, our sales and marketing organization consisted of 40 employees located predominantly in North America.

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

Customers and vendors
Customers
We have agreements to provide messaging services, such as standard text messaging programs and premium (paid) content delivery, to a wide array of entertainment, marketing and other customers. We offer our mobile services to customers based on a variety of pricing models, including cost-per-thousand ("CPM"), cost-per-click ("CPC"), cost-per-action ("CPA") and cost-per-installation ("CPI"). Under performance-driven CPA and CPC pricing models, from which we currently derive a significant portion of our revenue, customers only pay us if we provide the results they specify. These results-based pricing models differ from fixed-rate pricing models, like CPM, under which the fee is based on the number of times the ad is shown, without regard to its effectiveness. As a result, under our contracts with customers that provide for us to be paid on a CPC, CPA or CPI basis, we must be able to develop effective ad campaigns that result in the desired actions being taken by consumers.

Further, as discussed below, we have established strategic relationships with industry-leading wireless carriers. We depend on a limited number of customers for a substantial portion of our revenues. The loss of a key customer or any significant adverse change in the size or terms of a contract with a key customer could significantly reduce our revenues.

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

AT&T Mobility. On December 17, 2012, we received notice from AT&T, our largest customer by revenue, that it is terminating the Second Amended and Restated Wireless Service Agreement #0001429 dated July 22, 2005 between the Company and AT&T, as amended, and all services thereunder (the “Portal Agreement”) effective June 30, 2013 pursuant to its right to termination for convenience thereunder. Under the Portal Agreement, the Company hosts AT&T's MediaNet and ATT.net portals in exchange for a monthly fee based on the number of subscribers, with a volume discount, as well as certain other fixed fees. In 2011 and 2012, the Portal Agreement accounted for 39% and 42%, respectively, of the Company's revenue. This revenue contributed positively to the Company's cash flow from operations during these periods. The portal agreement contains service level agreements under which we commit to certain availability and performance metrics and are subject to financial penalties if we fail to perform at the agreed upon level. The Master Service Agreement, dated as of October 1, 2010, between the Company and AT&T, pursuant to which the Company hosts AT&T's AppCenter storefront (the “AppCenter Agreement”), remains in effect. The AppCenter agreement will expire on September 30, 2013, but AT&T has the right to terminate on 30 days notice prior to that.

Verizon Wireless. After AT&T, our largest customer is Cellco Partnership (d.b.a. Verizon Wireless) ("Verizon"). We host Verizon's portals under our 2004 WAP 2.0 Hosting Agreement. Under our Verizon portal agreement, we receive a monthly fee based on the number of subscribers, with a volume discount, as well as certain fixed fees. The portal agreement contains service level agreements under which we commit to certain availability and performance metrics and are subject to financial penalties if we fail to perform at the agreed upon level. Pursuant to an amendment to the 2004 WAP 2.0 Hosting Agreement entered into on June 30, 2010, the term of the Agreement was extended to June 30, 2012. After such date, Verizon Wireless may extend the term for up to two additional one year terms, which extension shall occur automatically unless Verizon provides notice of intent not to renew at least ninety days prior to the end of the then-current term. After June 30, 2014, the term will be automatically renewed for successive one year periods unless either party provides written notice of termination. Verizon may terminate the agreements for convenience.

Our cash flows from operations could vary from quarter to quarter due to the seasonal nature of our customers' spending. For example, many advertisers devote the largest portion of their budgets to the fourth quarter of the calendar year, to coincide with increased holiday purchasing. Our operating cash flows could fluctuate materially from period to period as a result.

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

We have a strategic relationship with GlobalLogic, Inc. ("GlobalLogic"), a leading software research and development company with over 3,000 employees providing services worldwide. Initially, GlobalLogic assisted us with customer implementation and custom projects, and we now use the company to supplement our Product Development group. Our Master Services Agreement with GlobalLogic became effective on September 30, 2008, and it expires on December 29, 2013. We may terminate this agreement upon breach or change in control, or without cause upon 90 days' notice. The agreement includes the option to convert GlobalLogic employees to Motricity employees for a fee.

We commit significant resources to research and development. Research and development expenses for the years ended December 31, 2010, 2011 and 2012 were $8.7 million, $11.7 million and $1.5 million, respectively. Given recent changes in our business there is no guarantee that we will continue to spend at these levels in research and development. We anticipate reduced needs in certain areas and increased needs in other areas of our business for research and development. There are also no assurances that our research and development efforts will be successful or that we will be able to capitalize on the investments. This transition additionally adds risk to the productivity and realization of our research and development investments.

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

Employees
As of March 1, 2013, we have approximately 152 employees. None of our employees are represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages.

Available Information
We maintain a website at www.motricity.com. The information on or available through our website is not, and should not be considered, a part of this report. You may access our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as well as other reports relating to us that are filed with or furnished to the Securities and Exchange Commission (the "SEC") free of charge at our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. In addition, you may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site, www.sec.gov, that contains reports, proxy and information statements, and other information that we file electronically with the SEC.

Item 1A.	Risk Factors.
The following risk factors should be considered carefully in addition to the other information contained in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. See "Cautionary Statement Regarding Forward-Looking Statements" in Management's Discussion and Analysis of Financial Condition and Results of Operations. Our actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed below as well as those discussed elsewhere in this Annual Report on Form 10-K. Additional risks and uncertainties that management is not aware of or that are currently deemed immaterial may also adversely affect our business operations. If any of the following risks materialize, our business, financial condition or operating results could be materially adversely affected.

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
We believe that our future cash flow from operations and available cash and cash equivalents will be sufficient to meet our liquidity needs for the next twelve months. This, however, may not be the case. Our longer-term liquidity and ability to execute on our longer term business plan is contingent on our ability to raise additional capital and on our not experiencing any events that may accelerate the payment of our term loan. Our ability to fund our capital needs also depends on our future operating performance, our ability to successfully realign our costs and strategic path, the effect of any financing alternatives we may pursue and our ability to meet financial covenants under any indebtedness we may incur. We may also need to raise additional capital to execute our longer term business plan, including to complete planned upgrades and enhancements to our products and services, increase our investment in capital equipment to support new and existing customers, extend our marketing and sales efforts, and make strategic acquisitions if attractive opportunities become available. Our future capital requirements will depend on many factors, including our future operating performance, our ability to successfully realign our costs and strategic path, the time and cost of our service enhancements, the rate of growth of the mobile media and enterprise business, the rate of mobile data subscriber growth, the acceptance rate of mobile devices as multi-functional computing platforms, the demand for wireless applications, the time and cost of successfully entering into new customer contracts and the amount of investment needed to achieve our sales and marketing objectives.

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
Events outside our control, such as a change in control, which includes a person becoming a beneficial owner of securities representing at least 50% of the voting power of our company, a sale of substantially all of our assets, and certain business combinations and mergers, which cause a change of 20% or more of the voting power of our company, an ownership change adversely affecting our ability to use our net operating loss carryforwards and related tax benefits and our ability to implement measures intended to preserve our net operating loss carryforwards and related tax benefits, give the holders of our Series J preferred stock a right to require us to redeem their Series J preferred stock and may result in the acceleration of our term loan.

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

We are increasing our focus on our mobile media business and have deemphasized our wireless carrier business. If we are unable to successfully realign our business to focus on our mobile media business our business, financial condition, results of operations and cash flows could be materially and adversely affected.
Historically, we depended on a limited number of significant wireless carriers for a substantial portion of our revenues. For the year ended December 31, 2011, we generated approximately 58% and 21% of our total revenue from contracts with AT&T and Verizon, respectively. For year ended December 31, 2012, we generated approximately 61% and 15% of our total revenue from contracts with AT&T and Verizon, respectively. On December 17, 2012, our largest customer, AT&T provided us with notice that it would be terminating the Second Amended and Restated Wireless Service Agreement and all services thereunder (effective June 30, 2013) pursuant to its right to termination for convenience thereunder. AT&T also has the right to terminate the AppCenter Agreement with us on 30 days notice. Our other significant customer, Verizon, may terminate our agreements by giving advance notice. In light of that we have decided to wind up our United States carrier business and increase our focus on our mobile media business. See Part I, Item 1 - Business. This could result in lower revenues than expected and increased business development, marketing and sales expenses and cause our business to be less profitable and our results of operations to be adversely affected. There are no assurances that we will be able to generate sufficient revenues from our other customers.

Our business could be adversely affected if we do not implement procedures designed to help protect the long-term value of our substantial net operating loss carryforwards.

We believe we have U.S. net operating loss carryforwards (NOLs) totaling approximately $332.6 million as of December 31, 2012 that we may carry forward as potential tax deductions until they expire between 2019 and 2032. The Company also believes that these NOLs are not currently subject to any limitation under Section 382 of the Internal Revenue Code of 1986 (the “Code”). NOLs benefit the Company by offsetting U.S. federal taxable income dollar-for-dollar by the amount of the NOLs, thereby reducing or eliminating the our U.S. federal corporate income tax (other than the U.S. federal alternative minimum tax) on such income. The benefit of the NOLs to us can be reduced or eliminated under Section 382 of the Code if we experience an “ownership change,” as defined in Section 382 of the Code. An ownership change can occur through one or more acquisitions of our stock, whether occurring contemporaneously or pursuant to a single plan, by which stockholders or groups of stockholders, each of whom owns or is deemed to own directly or indirectly at least 5% of our stock, increase their ownership of our stock by more than 50 percentage points within a three-year period.

There are currently no restrictions in place that prohibit transfers of our common stock that would jeopardize the NOLs. If we do not implement such restrictions, an ownership change could occur, which would severely limit our ability to use the NOLs. If we are not able to implement measures intended to protect our NOLs by April 9, 2013, or if such an ownership change does occur, the holders of our $30 million of Series J preferred stock would have the right to redeem their shares and the repayment of our $20 million term loan may be accelerated. If we are required to redeem the Series J preferred stock and repay our term loan, we may not have sufficient capital to do so or to continue normal operations, and you could lose your entire investment.

If we implement measures designed to preserve the use of our net operating losses and related tax benefits by, among other measures, restricting direct or indirect transfers of our common stock and common stock warrants to the extent such transfers would affect the percentage of stock that is treated as owned by a five percent stockholder, your ability to transfer your shares of common stock and common stock warrants may be limited.
If we implement measures designed to preserve the use of our NOLs and related tax benefits by, among other measures, restricting direct or indirect transfers of our common stock and common stock warrants to the extent such transfers would affect the percentage of stock that is treated as owned by a five percent stockholder, your ability to transfer your shares of common stock and common stock warrants may be limited.

Our common stock could be delisted from NASDAQ.

On June 14, 2012, we received a letter from NASDAQ Staff advising that for the previous 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Select Market pursuant to NASDAQ Listing Rule 5450(a)(1). NASDAQ stated in its letter that in accordance with the NASDAQ Listing Rules, we would be provided 180 calendar days, or until December 11, 2012, to regain compliance with the minimum bid price requirement. On December 13, 2012, we received the Delisting Notice notifying us that we did not regain compliance with the Minimum Bid Requirement and, accordingly would be delisted from The NASDAQ Global Select Market unless we requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”). Accordingly, we timely submitted to NASDAQ a request for a hearing, which resulted in a stay of the suspension of trading of our common stock pending the conclusion of the hearing process and the expiration of any extensions granted by the Panel. On January 2, 2013, we received a third letter from NASDAQ advising us that our failure to meet the Proxy Solicitation and Annual Meeting Requirements serves as an additional basis for delisting our common stock. We presented our plan for regaining compliance with the Minimum Bid Requirement and the Proxy Solicitation and Annual Meeting Requirements at a hearing on January 31, 2013, and by letter, dated February 28, 2013, the Panel granted our request for continued listing, subject to, among other things, the requirement that we satisfy the $1.00 per share minimum bid requirement for the ten trading days prior to March 29, 2013 and that we solicit proxies and hold our annual meeting of stockholders by April 15, 2013. We subsequently requested additional time to comply with the Minimum Bid Requirement. However, there can be no assurances that the Panel will grant our request or that the Company will be able to achieve or maintain compliance with the NASDAQ continued listing requirements.

We operate in an intensely competitive industry, and we may not be able to compete successfully.
The market for mobile media services is highly competitive, with numerous companies providing mobile advertising services. We compete with, among others, Google Inc. and Apple Inc., both of which are significantly larger than we are and have more capital to invest in their mobile advertising businesses. They, or other companies that offer competing mobile media solutions, may establish or strengthen cooperative relationships with their mobile operator partners, brand advertisers, app developers or other parties, thereby limiting our ability to promote our services and generate revenue. Competitors could also seek to gain market share from us by reducing the prices they charge to advertisers and other customers. Other companies that offer analytics, mediation, exchange or other third-party services may also become intermediaries between mobile advertisers and thereby compete with us. Any of these developments would make it more difficult for us to sell our services and could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share.

The market for mobile media services may deteriorate or develop more slowly than expected, which could harm our business.
Advertising and marketing using mobile connected devices is still a relatively new business activity. Advertisers have historically spent a smaller portion of their marketing and advertising budgets on mobile media as compared to traditional methods, such as television, newspapers, radio and billboards, or online advertising over the internet, such as placing banner ads on websites. Future demand and market acceptance for mobile media services is uncertain. Many advertisers still have limited experience with mobile advertising and may continue to devote larger portions of their advertising budgets to more traditional offline or online personal computer-based advertising, instead of shifting additional advertising resources to mobile advertising. In addition, our current and potential advertiser and marketing clients may ultimately find mobile media services to be less effective than traditional advertising media or marketing methods or other technologies for promoting their products and services, and they may even reduce their spending on mobile media from current levels as a result. If the market for mobile advertising deteriorates, or develops more slowly than we expect, we may not be able to increase our revenue.

Our business is dependent on the continued growth in usage of smartphones, tablets and other mobile connected devices.
Our business depends on the continued proliferation of mobile connected devices, such as smartphones and tablets, that can connect to the internet over a cellular, wireless or other network, as well as the increased consumption of content through those devices. Consumer usage of these mobile connected devices may be inhibited for a number of reasons, such as:

•	inadequate network infrastructure to support advanced features beyond just mobile web access;

•	users' concerns about the security of these devices;

•	inconsistent quality of wireless connections;

•	unavailability of cost-effective, high-speed internet service; and

•	changes in network carrier pricing plans that charge device users based on the amount of data consumed.
For any of these reasons, users of mobile connected devices may limit the amount of time they spend on these devices and the number of apps they download on these devices. If user adoption of mobile connected devices and consumer consumption of content on those devices do not continue to grow, our total addressable market size may be significantly limited, which could compromise our ability to increase our revenue and to become profitable.

If mobile connected devices, their operating systems or content distribution channels develop in ways that prevent our services from being delivered to their users, our ability to grow our business will be impaired.
Our business model depends upon the continued compatibility of our Voltari-Connect platform with most mobile connected devices, as well as the major operating systems that run on them and the thousands of apps that are downloaded onto them. The design of mobile devices and operating systems is controlled by third parties with whom we do not have any formal relationships. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones. Network carriers, such as Verizon, AT&T or T-Mobile, may also take steps to limit their customers' ability to download apps or access specified content on mobile devices.

In some cases, the parties that control the development of mobile connected devices and operating systems include companies that are our competitors. For example, Apple controls two of the most popular mobile devices, the iPhone and the iPad, as well as the iOS operating system that runs on them. Apple also controls the App Store for downloading apps that run on Apple's mobile devices. Similarly, Google controls the Android operating system and, following its recent acquisition of Motorola Mobility, it now controls a significant number of additional mobile devices. If our platform were unable to service these devices or operating systems, either because of technological constraints or because a maker of these devices or developer of these operating systems wished to impair our ability to provide ads on them, our ability to generate revenue could be significantly harmed.

We do not control the mobile networks over which we provide our services.
Our mobile media business is dependent on the reliability of network operators and carriers who maintain sophisticated and complex mobile networks, as well as our ability to deliver ads and services on those networks at prices that enable us to realize a profit. Mobile networks have been subject to rapid growth and technological change, particularly in recent years. We do not control these networks.

Mobile networks could fail for a variety of reasons, including new technology incompatibility, the degradation of network performance under the strain of too many mobile consumers using the network, a general failure from natural disaster or a political or regulatory shut-down. Individuals and groups who develop and deploy viruses, worms and other malicious software programs could also attack mobile networks and the devices that run on those networks. Any actual or perceived security threat to mobile devices or any mobile network could lead existing and potential device users to reduce or refrain from mobile usage or reduce or refrain from responding to the services offered by our customers. If the network of a mobile operator should fail for any reason, we would not be able to effectively provide our services to our clients through that mobile network. This in turn could hurt our reputation and cause us to lose significant revenue.

Mobile carriers may also increase restrictions on the amounts or types of data that can be transmitted over their networks. We currently generate different amounts of revenue from our customers based on the kinds of ads we deliver, such as display ads, rich media ads or video ads. In some cases, we are paid by advertisers on a CPM basis depending on the number of ads shown. In other cases, we are paid on a CPC, CPA or CPI basis depending on the actions taken by the mobile device user. Different types of ads or services consume differing amounts of bandwidth and network capacity. If a network carrier were to restrict the amounts of data that can be delivered on that carrier's network, or otherwise control the kinds of content that may be downloaded to a device that operates on the network, it could negatively affect our pricing practices and inhibit our ability to deliver targeted advertising or marketing to that carrier's users, both of which could impair our ability to generate revenue.

Mobile connected device users may choose not to allow advertising on their devices.
The success of our mobile media business model depends on our ability to deliver targeted, highly relevant ads and services to consumers on their mobile connected devices. Targeting is effected primarily through analysis of data, much of which is collected on the basis of user-provided permissions. This data might include a device's location or data collected when device users view an ad, a message or a video or when they click on or otherwise engage with an ad. Users may elect not to allow data sharing for a number of reasons, such as privacy concerns, or pricing mechanisms that may charge the user based upon the amount or types of data consumed on the device. Users may also elect to opt out of receiving targeted advertising or marketing. In addition, the designers of mobile device operating systems are increasingly promoting features that allow device users to disable some of the functionality, which may impair or disable the delivery of ads or services on their devices, and device manufacturers may include these features as part of their standard device specifications. Although we are not aware of any such products that are widely used in the market today, as has occurred in the online advertising industry, companies may develop products that enable users to prevent ads or messages from appearing on their mobile device screens. If any of these developments were to occur, our ability to deliver effective campaigns on behalf of our mobile media clients would suffer, which could hurt our ability to generate revenue and become profitable.

We may not be able to enhance our platform to keep pace with technological and market developments.
The market for mobile media services is characterized by rapid technological change, evolving industry standards and frequent new service introductions. To keep pace with technological developments, satisfy increasing customer requirements, maintain the attractiveness and competitiveness of our mobile media solutions and ensure compatibility with evolving industry standards and protocols, we will need to regularly enhance our current services and to develop and introduce new services on a timely basis. Our inability, for technological, business or other reasons, to enhance, develop, introduce and deliver compelling mobile advertising services in response to changing market conditions and technologies or evolving expectations of advertisers or mobile device users could hurt our ability to grow our business and could result in our platform becoming obsolete.

Our mobile media business depends on our ability to collect and use data, and any limitation on the collection and use of this data could significantly diminish the value of our services and cause us to lose clients and revenue.
When we deliver an ad or a service to a mobile device, we are often able to collect anonymous information placement and the reactions of the mobile device user, such as whether the user visited a landing page or watched a video. We may also be able to collect information about the user's mobile location. As we collect and aggregate this data provided by billions of ad impressions, we analyze it in order to optimize the placement and scheduling of ads and the offer of services. For example, we may use the collected information to limit the number of times a specific ad or opportunity is presented to the same mobile device, to provide an ad or opportunity to only certain types of mobile devices, or to provide a report to an advertiser client on the number of its ads that were clicked.

Although the data we collect is not personally identifiable information, our clients might decide not to allow us to collect all or a portion of this data or might limit our use of this data. Any limitation on our ability to collect data about user behavior and interaction with mobile device content or to use the data we collect could make it more difficult for us to deliver effective mobile advertising programs that meet the demands of our clients.

Although our contracts with advertisers generally permit us to aggregate data from advertising campaigns, these clients might nonetheless request that we discontinue using data obtained from their campaigns that have already been aggregated with other clients'

campaign data. It would be difficult, if not impossible, to comply with these requests, and these kinds of requests could also cause us to spend significant amounts of resources. Interruptions, failures or defects in our data collection, mining, analysis and storage systems, as well as privacy concerns and regulatory restrictions regarding the collection of data, could also limit our ability to aggregate and analyze mobile device user data from our clients' advertising campaigns. If that happens, we may not be able to optimize the placement of advertising or opportunities, which could make our services less valuable, and, as a result, we may lose clients and our revenue could decline.

Our business depends in part on our ability to collect and use location-based information about mobile connected device users.
Our business model depends in part upon our ability to collect data about the location of mobile connected device users when they are interacting with their devices, and then to use that information to provide effective targeted advertising on behalf of our advertising clients. Our ability to either collect or use location-based data could be restricted by a number of factors, including new laws or regulations, technology or consumer choice. Limitations on our ability to either collect or use location data could impact the effectiveness of our platform and our ability to target ads.

Our business practices with respect to data could give rise to liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to consumer privacy and data protection.
In the course of providing our services, we transmit and store information related to mobile devices, the ads we place and the services we deliver including a device's geographic location for the purpose of delivering targeted location-based ads or opportunities to the user of the device. Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we collect across our mobile advertising platform. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data protection. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure, or perceived failure, by us to comply with U.S. federal, state, or international laws, including laws and regulations regulating privacy or consumer protection, could result in proceedings or actions against us by governmental entities or others. We are aware of several ongoing lawsuits filed against companies in our industry alleging various violations of privacy-related laws. These proceedings could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, adversely affect the demand for our services and ultimately result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless our clients from the costs or consequences of inadvertent or unauthorized disclosure of data that we store or handle as part of providing our services.

The regulatory framework for privacy issues worldwide is evolving, and various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices, including some directed at the mobile industry in particular. It is possible that new laws and regulations will be adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that would affect our business, particularly with regard to location-based services, collection or use of data to target ads and communication with consumers via mobile devices.

The U.S. government, including the Federal Trade Commission, or FTC, and the Department of Commerce, has announced that it is reviewing the need for greater regulation of the collection of consumer information, including regulation aimed at restricting some targeted advertising practices. The FTC has also proposed revisions to the Children's Online Privacy Protection Act, or COPPA, that could, if adopted, create greater compliance burdens on us. COPPA imposes a number of obligations, such as obtaining parental permission, on website operators to the extent they collect certain information from children who are under 13 years old. The proposed changes would broaden the applicability of COPPA, including the types of information that would be subject to these regulations, and could apply to information that we or our clients collect through mobile devices or apps that is not currently subject to COPPA.

Compliance with regulations that differ from country to country may also impose substantial burdens on our business. In particular, the European Union has traditionally taken a broader view as to what is considered personal information and has imposed greater obligations under data privacy regulations. In addition, individual EU member countries have had discretion with respect to their interpretation and implementation of the regulations, which has resulted in variation of privacy standards from country to country. In January 2012, the European Commission announced significant proposed reforms to its existing data protection legal framework, including changes in obligations of data controllers and processors, the rights of data subjects and data security and breach notification requirements. The EU proposals, if implemented, may result in a greater compliance burden if we deliver ads to mobile device users in Europe. Complying with any new regulatory requirements could force us to incur substantial costs or require us to change our business practices in a manner that could compromise our ability to effectively pursue our growth strategy.

Seasonal fluctuations in mobile advertising and marketing activity could adversely affect our cash flows.

Our cash flows from operations could vary from quarter to quarter due to the seasonal nature of our customers' spending. For example, many advertisers devote the largest portion of their budgets to the fourth quarter of the calendar year, to coincide with increased holiday purchasing. Our operating cash flows could fluctuate materially from period to period as a result.

We do not have long-term agreements with our clients, and we may be unable to retain key clients, attract new clients or replace departing clients with clients that can provide comparable revenue to us.
Our success requires us to maintain and expand our current client relationships and to develop new relationships. Our contracts with our mobile media clients generally do not include long-term obligations requiring them to purchase our services and are cancelable upon short or no notice and without penalty. As a result, we may have limited visibility as to our future mobile media revenue streams. There can be no assurance that our mobile media clients will continue to use our services or that we will be able to replace, in a timely or effective manner, departing clients with new clients that generate comparable revenue.

Our mobile media sales efforts require significant time and expense.
Attracting new mobile media clients requires substantial time and expense, and we may not be successful in establishing new relationships or in maintaining or advancing our current relationships. For example, it may be difficult to identify, engage and market to potential advertiser clients who do not currently spend on mobile advertising or are unfamiliar with our current services or platform. Furthermore, many of our clients' purchasing and design decisions typically require input from multiple internal constituencies. As a result, we must identify those involved in the purchasing decision and devote a sufficient amount of time to presenting our services to each of those individuals.

We often need to spend substantial time and effort educating potential mobile media clients about our offerings, including providing demonstrations and comparisons against other available services. This process can be costly and time-consuming. If we are not successful in streamlining our sales processes with advertisers, our ability to grow our business may be adversely affected.

If we do not achieve satisfactory results under performance-based pricing models, we could lose clients and our revenue could decline.
We offer our mobile services to customers based on a variety of pricing models, including CPM, CPA, CPC and CPI. Under performance-driven CPA and CPC pricing models, from which we currently derive a significant portion of our revenue, customers only pay us if we provide the results they specify. These results-based pricing models differ from fixed-rate pricing models, like CPM, under which the fee is based on the number of times the ad is shown, without regard to its effectiveness. As a result, under our contracts with customers that provide for us to be paid on a CPC, CPA or CPI basis, we must be able to develop effective ad campaigns that result in the desired actions being taken by consumers. If we are not able to perform effectively under these arrangements, it could hurt our reputation and could cause our revenues to decline.

If we cannot increase the capacity of our mobile media technology platform to meet advertiser or device user demand, our business will be harmed.
We must be able to continue to increase the capacity of our Voltari-Connect technology platform in order to support substantial increases in the number of advertisers, marketers and device users, to support an increasing variety of mobile media formats and to maintain a stable service infrastructure and reliable service delivery. If we are unable to efficiently and effectively increase the scale of our mobile marketing platform to support and manage these developments and the expected increase in mobile device users, while also maintaining a high level of performance, the quality of our services could decline and our reputation and business could be seriously harmed. In addition, if we are not able to support emerging mobile media formats or services preferred by potential customers, we may be unable to obtain new customers or may lose existing clients, and, in either case, our revenue could decline.

If we fail to detect click fraud or other invalid clicks on ads or messages, we could lose the confidence of our mobile media clients, which would cause our business to suffer.
Our mobile media business relies on delivering positive results to our clients. We are exposed to the risk of fraudulent and other invalid clicks or conversions that clients may perceive as undesirable. Because of their smaller sizes as compared to personal computers, mobile device usage could result in a higher rate of accidental or otherwise inadvertent clicks by a user. Invalid clicks could also result from click fraud, where a mobile device user intentionally clicks on ads for reasons other than to access the underlying content of the ads. If fraudulent or other malicious activity is perpetrated by others, and we are unable to detect and prevent it, the affected customers may experience or perceive a reduced return on their investment. High levels of invalid click activity could lead to dissatisfaction with our services, refusals to pay, refund demands or withdrawal of future business. Any of these occurrences could damage our brand and lead to a loss of customers and revenue.

System failures could significantly disrupt our operations and cause us to lose customers or advertising inventory.

Our success depends on the continuing and uninterrupted performance of our own internal systems, which we utilize to place ads and opportunities, monitor the performance of advertising and marketing campaigns and manage our inventory of advertising space. Our revenue depends on the technological ability of our platform to deliver ads and opportunities and measure them on a CPM, CPC, CPA or CPI basis. Sustained or repeated system failures that interrupt our ability to provide services to clients, including technological failures affecting our ability to deliver ads quickly and accurately and to process mobile device users' responses to ads and opportunities, could significantly reduce the attractiveness of our services to advertisers and reduce our revenue. Our systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious human acts and natural disasters. In addition, any steps we take to increase the reliability and redundancy of our systems may be expensive and may not be successful in preventing system failures.

Activities of our mobile media clients could damage our reputation or give rise to legal claims against us.
Our clients' promotion of their products and services may not comply with federal, state and local laws, including, but not limited to, laws and regulations relating to mobile communications. Failure of our clients to comply with federal, state or local laws or our policies could damage our reputation and expose us to liability under these laws. We may also be liable to third parties for content in the ads we deliver if the artwork, text or other content involved violates copyrights, trademarks or other intellectual property rights of third parties or if the content is defamatory, unfair and deceptive, or otherwise in violation of applicable laws. Although we generally receive assurance from our advertisers that their ads are lawful and that they have the right to use any copyrights, trademarks or other intellectual property included in an ad, and although we are normally indemnified by the advertisers, a third party or regulatory authority may still file a claim against us. Any such claims could be costly and time-consuming to defend and could also hurt our reputation within the mobile advertising industry. Further, if we are exposed to legal liability, we could be required to pay substantial fines or penalties, redesign our business methods, discontinue some of our services or otherwise expend significant resources.

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
In January 2012, we hired Richard Stalzer as President of our mobile marketing and advertising business, and Charles P. Scullion, our Chief Strategy Officer and interim President of our mobile marketing and advertising business, resigned for good reason. In August 2011, James R. Smith, Jr., our former President and Chief Operating Officer, assumed the role of interim Chief Executive Officer and his employment with the company subsequently terminated effective November 15, 2012, at which time Mr. Stalzer was appointed Chief Executive Officer. Additionally, on May 21, 2012, we entered into an employment offer letter with Nathan Fong pursuant to which Mr. Fong commenced serving as our Chief Financial Officer on June 12, 2012. Effective November 15, 2012, Mr. Fong assumed the additional role of Chief Operating Officer. Further, Richard Sadowsky who had, since July of 2012, been serving as our General Counsel on secondment from SNR Denton US LLP, was appointed Chief Administrative Officer as well as General Counsel to begin serving as an employee of the Company commencing January 1, 2013. The uncertainty inherent in our ongoing leadership transition can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, and may increase the likelihood of turnover of other key officers and employees. Our ongoing leadership transition could have a material adverse impact on our business, operating results or financial condition.

We implemented cost saving measures in the third and fourth quarters of 2011, 2012 and the first quarter of 2013 and may implement additional cost saving measures in the future. If we are not successful in implementing future cost savings initiatives, our operating results and financial condition could be adversely affected. We may also experience an adverse impact on our business as a result of the reduction in force.
In the third and fourth quarters of 2011, 2012 and the first quarter of 2013, we implemented a reduction in our global workforce, canceled hiring plans and implemented other cost saving measures. These measures were designed to realign our strategic path, streamline our business, improve quality and integrate our acquisition of Adenyo. We continue to review our cost structure and may implement further cost saving initiatives. We cannot guarantee that we will be successful in implementing such initiatives, or that such efforts will not interfere with our ability to achieve our business objectives. Moreover, a reduction in force can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, may increase the likelihood of turnover of other key employees, and may have an adverse impact on our business.

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
We are no longer in business in India, the Asia Pacific region, France and the Netherlands and are generally evaluating our business outside North America. We continue to operate in the UK and Canada. As a result, we are subject to the additional risks of conducting business outside the U.S., which may include:

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
For the years ended December 31, 2007, 2008, 2009, 2010 and 2011 and 2012, we had net losses of approximately $77.9 million, $78.0 million, $16.3 million, $7.0 million, $195.4 million and $34.2 million, respectively. If we cannot become profitable, our financial condition will deteriorate further, and we may be unable to achieve our business objectives.

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

Future legislation may impede our ability to realize the tax benefits of the NOLs.
It is possible that legislation or regulations will be adopted that would limit our ability to use the tax benefits associated with the NOLs. We are not aware, however, of any proposed changes in the tax laws or regulations that would materially affect our ability to use the NOLs.
We may not be able to make use of the existing tax benefits of the NOLs because we may not generate taxable income.
The use of the NOLs is subject to uncertainty because it is dependent upon the amount of taxable income and capital gains generated by us and our consolidated subsidiaries We have not, to date, generated taxable income on an annual basis, and there can be no assurance that we will have sufficient taxable income or capital gains in future years to use the NOLs before they begin expiring at varying dates starting in 2019.

The IRS could challenge the amount of the NOLs or claim that we experienced an ownership change, which could reduce the amount of NOLs that we can use.
The amount of the NOLs has not been audited or otherwise validated by the IRS. The IRS could challenge the amount of the NOLs, which could result in an increase in our future income tax liability. In addition, calculating whether an ownership change has occurred is subject to uncertainty, both because of the complexity and ambiguity of Section 382 of the Code and because of limitations on a publicly traded company's knowledge as to the ownership of, and transactions in, its securities. Therefore, we cannot assure you that a governmental authority will not claim that we experienced an ownership change and attempt to reduce or eliminate the benefit of the NOLs even if we are successful in implementing the protective measures subjecting our stock to transfer restrictions.

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

We provide service level commitments to our wireless carrier customers, which could cause us to incur financial penalties if the stated service levels are not met for a given period and could significantly reduce our revenue.
Some of our customer agreements with wireless carriers provide service level commitments on a monthly basis. Our service level commitment varies by customer. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability and/or degraded performance of our service, we may incur financial penalties. Our revenue could be significantly impacted if we suffer unscheduled downtime that exceeds the allowed downtimes under our agreements with our customers. The failure to meet our contractual level of service availability may require us to credit affected customers for a significant portion of their monthly fees, not just the value for the period of the downtime. As a result, failure to deliver services for a relatively short duration could result in our incurring significant financial penalties. Service level penalties represented 4% of total revenue in 2008, 1% of total revenue in 2009 and in 2010, and less than 1% of total revenue in 2011 and 2012. Any system failure, extended service outages, errors, defects or other performance problems with our managed and professional services could harm our reputation and may damage our customers' businesses.

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

In 2011 and 2012, we recognized significant impairment losses related to our goodwill and intangible assets. We may also recognize impairment losses for subsequent periods which would adversely affect our financial results.
We are required under U.S. GAAP to test goodwill for impairment annually and to assess our amortizable intangible assets, including capitalized software costs, and long-lived assets, as well as goodwill, for impairment when events or changes in circumstance indicate the carrying value may not be recoverable. Based on the presentation of our operations in India and the Asia Pacific region as well as of our subsidiaries in France and the Netherlands as discontinued operations on a retrospective basis, we recorded impairment charges of $140.5 million and $5.8 million in 2011 and 2009, respectively. Factors which have led to impairments include significant decline of our market capitalization below the book value of our net assets, changes in business strategy, restructuring of the business in connection with acquisitions, actual performance of acquired businesses below our expectations and expiration of customer contracts. Unanticipated events or changes in circumstances could adversely affect our ability to recover the carrying value of some or all of these assets. Based upon an anticipated reduction in the performance of our carrier business, primarily as a result of the loss of our contract with AT&T, as well as a sustained decline in our stock price resulting in a market capitalization below the book value of our net assets, we recorded impairment charges of $27.4 million in 2012. We may recognize additional impairment for subsequent periods. In addition, we may make additional acquisitions in the future which would increase the amount of such assets on our books that would be subject to potential future impairment. In the event any of our current or future assets became impaired the associated impairment charge could adversely impact our results of operations.

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
We may make selective domestic and international acquisitions of, and investments in, businesses that offer new products, services and technologies, augment our market coverage, and/or enhance our technological capabilities. Acquisitions and investments outside of the U.S. involve unique risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. We have ceased doing business in India, the Asia Pacific region, France and the Netherlands and continue to re-evaluate our overall international operations and may also dispose of certain businesses or assets or close existing businesses; such dispositions or closures may have an adverse effect on our business. Acquisitions, dispositions and exits in the high-technology sector are inherently risky and subject to many factors outside of our control, and no assurance can be given that our previous or future acquisitions, dispositions or exits will be successful and will not materially adversely affect our business and operations. In addition, the integration of any business we acquire may require that we incur significant restructuring charges. Acquisitions involve numerous risks, including difficulties in integrating the operations, management information systems and internal controls, technologies, products, and personnel of the acquired companies, particularly companies with overlapping business segments and widespread operations and/or complex products, such as Adenyo. Integration may be a difficult, drawn out process further complicated by such factors as geographic distances, lack of experience operating in the geographic market or industry sector of the acquired business, delays and challenges associated with integrating the business with our existing businesses, diversion of management's attention from daily operations of the business, potential loss of key employees and customers of the acquired business, the potential for deficiencies in internal controls at the acquired business, performance problems with the acquired business' technology, difficulties in entering markets in which we have no or limited direct prior experience, exposure to unanticipated liabilities of the acquired business, insufficient revenues to offset increased expenses associated with the acquisition, and our ability to achieve the growth prospects and synergies expected from any such acquisition. Even when an acquired business has already developed and marketed products and services, there can be no assurance that product or service enhancements will be made in a timely fashion or that all pre-acquisition due diligence will have identified all possible issues that might arise with respect to such acquired assets.

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
Mr. Carl C. Icahn controls approximately 14.5% of the voting power of our common stock as of March 1, 2013. Further, as a result of exercising his basic subscription privilege and oversubscription privilege in full in the recently completed rights offering, he holds 95.5% of our Series J preferred stock, which has limited voting rights, and he holds common stock warrants, that if exercised in full, would bring his voting power to 30.4%. Transactions could be difficult to complete without the support of Mr. Carl C. Icahn. It is possible that Mr. Carl C. Icahn may not support transactions, director appointments and other corporate actions that other stockholders would support. In addition, Mr. Brett M. Icahn, one of our directors, is the son of Mr. Carl C. Icahn, and Mr. Hunter C. Gary, another of our directors, is married to Mr. Carl C. Icahn's wife's daughter.

In our certificate of incorporation, we renounce and provide for a waiver of the corporate opportunity doctrine as it relates to the funds affiliated with Koala Holding LP, an affiliate of Mr. Carl C. Icahn, Technology Crossover Ventures, and any person or entity affiliated with these investors. As a result, Mr. Carl C. Icahn and entities controlled by him will have no fiduciary duty to present corporate opportunities to us. These exempted persons are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. They may also pursue, for their own accounts, acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are directed by the exempted persons to themselves or their other affiliates instead of to us.

In addition, on September 16, 2011, we entered into, and on November 14, 2011 and February 28, 2012, we amended, a $20 million term loan with High River, which is secured by substantially all of our assets and is guaranteed by two of our subsidiaries, mCore International and Motricity Canada. High River is beneficially owned by Mr. Carl C. Icahn. The principal and interest are due and payable at maturity on August 28, 2013. The term loan provides High River with a right to accelerate the payment of the term loan if, among others, we experience an ownership change (within the meaning of Section 382 of the Code) that results in a substantial limitation on our ability to use our NOLs and related tax benefits or if the shares of our Series J preferred stock or any other shares of preferred stock we may issue become redeemable at the option of the holders or if we are required to pay the liquidation preference for such shares.

Our historical financial statements may not be indicative of future performance.
In light of our acquisitions of the mobile division of InfoSpace in December 2007 and of Adenyo in April 2011, our operating results only reflect the impact of those acquisitions from the acquisition date, and therefore comparisons with prior periods are difficult. As a result, our limited historical financial performance as owners of the mobile division of InfoSpace and the Adenyo business may make it difficult for stockholders to evaluate our business and results of operations to date and to assess our future prospects and viability. Furthermore, our operating history includes business in geographic areas in which we are no longer active, all of which has resulted in revenue and profitability growth rates that may not be indicative of our future results of operations. As a result, the price of our common stock may be volatile. As of January 1, 2012, all of the operations related to India, the Asia Pacific region, our France subsidiary and our Netherlands subsidiary are reported as discontinued operations in the consolidated financial statements and we updated the historical consolidated financial statements in order to present the results of our operations in India and the Asia Pacific region as well as of our subsidiaries in France and the Netherlands as discontinued operations on a retrospective basis for the years ended December 31, 2011 and 2010. As a result of the foregoing factors, the recent significant changes in our company, the realignment of our strategic path and our exploration of financing alternatives, our historical results of operations are not necessarily indicative of the operating results to be expected in the future.

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
Our corporate headquarters is located in New York, New York and comprises approximately 8,000 square feet of space leased through November 30, 2018. We also perform a range of business functions out of offices located in Bellevue, Washington, Morrisville, North Carolina, and Phoenix, Arizona. We have sales and product development functions in Europe and Canada. We also operate one datacenter facility located in Washington State. In addition, we use third-party operated datacenters located in other U.S. states and foreign countries to provide services to our customers. We believe that our existing properties are in good condition and sufficient and suitable for the conduct of our business. As our existing leases expire, we believe that suitable space will be available to us on commercially reasonable terms.

Item 3.	Legal Proceedings

Putative Securities Class Action.  We previously announced that Joe Callan filed a putative securities class action complaint in the U.S. District Court, Western District of Washington at Seattle on behalf of all persons who purchased or otherwise acquired common stock of Motricity between June 18, 2010 and August 9, 2011 or in our IPO. The defendants in the case are Motricity, certain of our current and former directors and officers, including Ryan K. Wuerch, James R. Smith, Jr., Allyn P. Hebner, James N. Ryan, Jeffrey A. Bowden, Hunter C. Gary, Brett Icahn, Lady Barbara Judge CBE, Suzanne H. King, Brian V. Turner; and the underwriters in our IPO, including J.P. Morgan Securities, Inc., Goldman, Sachs & Co., Deutsche Bank Securities Inc., RBC Capital Markets Corporation, Robert W. Baird & Co Incorporated, Needham & Company, LLC and Pacific Crest Securities LLC. The complaint alleges violations under Sections 11 and 15 of the Securities Act of 1933, as amended, (the "Securities Act") and Section 20(a) of the Securities Exchange Act (the "Exchange Act") by all defendants and under Section 10(b) of the Exchange Act by Motricity and those of our former and current officers who are named as defendants. The complaint seeks, inter alia, damages, including interest and plaintiff's costs and rescission. A second putative securities class action complaint was filed by Mark Couch in October 2011 in the same court, also related to alleged violations under Sections 11 and 15 of the Securities Act, and Sections 10(b) and 20(a) of the Exchange Act. On November 7, 2011, the class actions were consolidated, and lead plaintiffs were appointed pursuant to the Private Securities Litigation Reform Act. On December 16, 2011, plaintiffs filed a consolidated complaint which added a claim under Section 12 of the Securities Act to its allegations of violations of the securities laws and extended the putative class period from August 9, 2011 to November 14, 2011.  The plaintiffs filed an amended complaint on May 11, 2012 and a second amended complaint on July 11, 2012. On August 1, 2012, we filed a motion to dismiss the second amended complaint, which was granted on January 17, 2013.

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
Market Information
Our common stock has been listed on NASDAQ under the symbol “MOTR” since our initial public offering completed on June 18, 2010, at $10.00 per share. Prior to our initial public offering, there was no public market for our common stock. We are authorized to issue up to 625,000,000 shares of common stock, par value $0.001. Total shares of common stock outstanding as of March 1, 2013 were 46,733,246, and we had 443 stockholders of record.

The following table sets forth the high and low sales prices of our common stock per share, as reported by NASDAQ, for each of the periods presented. As of March 1, 2013, the closing sales price of our common stock was $0.38 per share.

	High	Low
Quarter Ended March 31, 2011
January 1, 2011 through March 31, 2011	$23.09	$11.70
Quarter Ended June 30, 2011
April 1, 2011 through June 30, 2011	$15.40	$7.30
Quarter Ended September, 30, 2011
July 1, 2011 through September 30, 2011	$8.48	$1.59
Quarter Ended December 31, 2011
October 1, 2011 through December 31, 2011	$2.14	$0.78
Quarter Ended March 31, 2012
January 1, 2012 through March 31, 2012	$1.85	$0.75
Quarter Ended June 30, 2012
April 1, 2012 through June 30, 2012	$1.45	$0.54
Quarter Ended September, 30, 2012
July 1, 2012 through September 30, 2012	$0.67	$0.43
Quarter Ended December 31, 2012
October 1, 2012 through December 31, 2012	$0.97	$0.36

Unregistered Sales of Equity Securities
In the fiscal year ended December 31, 2012, we did not issue any unregistered securities.

Dividend Policy
We are not required to pay any dividends and have not declared or paid any dividends on our common stock other than the distribution of subscription rights in connection with our recently completed rights offering. Further, on September 16, 2011, we borrowed $20 million from High River Limited Partnership pursuant to a secured term loan which contains covenants that restrict our ability to declare or pay dividends. Therefore, we do not anticipate payment of any cash dividends on our common stock in the foreseeable future.

Performance Graph
The following graph compares the performance of our common stock during the period beginning June 18, 2010, using the closing price for the first day of trading per SEC regulations (rather than the IPO offering price), through December 31, 2012 to that of the total return index for the Standard and Poor’s (“S&P”) 600 and the S&P 600 Internet Software and Services assuming an investment of $100 on June 18, 2010. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only.

	6/18/2010	12/31/2010	12/31/2011	12/31/2012

Motricity, Inc.	$100.00	$200.54	$9.72	$4.43
S&P 600 Total Return	100.00	117.75	118.95	135.71
S&P 600 Internet Software and Services	100.00	116.48	137.11	140.60

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

The selected consolidated financial data set forth below as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. This information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.

The selected financial data for the year ended December 31, 2009 was derived from our audited consolidated financial statements, and the selected financial data as of December 31, 2009 and 2008, and for the year ended December 31, 2008, has been derived from our unaudited consolidated financial statements that have been recast for discontinued operations, and are not included herein. In light of our acquisition of Adenyo on April 14, 2011, our financial statements only reflect the impact of the Adenyo acquisition since that date, and therefore comparisons with prior periods are difficult.

	Year Ended December 31,
(in thousands, except per share data)	2012	2011	2010	2009	2008
Condensed Consolidated Statement of Operations Data:
Total revenues	$90,042	$97,746	110,244	109,647	100,071
Operating expenses
Direct third-party expenses	19,219	16,267	7,793	7,222	3,869
Datacenter and network operations (1)	13,800	21,450	28,820	31,267	32,712
Product development and sustainment (1)	12,311	18,324	22,550	30,872	52,117
Sales and marketing (1)	10,126	14,583	12,216	11,013	9,452
General and administrative (1)	20,900	23,479	38,051	20,231	25,687
Depreciation and amortization	8,996	13,790	11,828	13,081	21,513
Impairment charges (2)	27,412	140,523	—	5,806	29,130
Acquisition transaction and integration costs	—	6,071	—	—	—
Restructuring (3)	2,505	4,957	407	1,988	3,135
Total operating expenses	115,269	259,444	121,665	121,480	177,615
Operating loss	(25,227)	(161,698)	(11,421)	(11,833)	(77,544)
Other income (expense), net	(2,846)	(472)	3,457	(1,620)	2,717
Loss before income taxes	(28,073)	(162,170)	(7,964)	(13,453)	(74,827)
Provision (benefit) for income taxes	(277)	(5,195)	1,567	1,896	1,776
Loss from continuing operations	(27,796)	(156,975)	(9,531)	(15,349)	(76,603)
Income (loss) from discontinued operations (4)	(6,446)	(38,417)	2,516	(952)	(1,297)
Loss from sale of discontinued operations (4)	—	—	—	—	(127)
Net loss	(34,242)	(195,392)	(7,015)	(16,301)	(78,027)
Accretion of redeemable preferred stock and dividends for preferred stock and redeemable preferred stock	(1,051)	—	(13,293)	(23,956)	(22,427)
Net loss attributable to common stockholders	$(35,293)	$(195,392)	$(20,308)	$(40,257)	$(100,454)
Net loss per share attributable to common stockholders - basic and diluted
Continuing operations	$(0.63)	$(3.50)	$(0.99)	$(6.69)	$(16.95)
Discontinued operations	(0.14)	(0.86)	0.11	(0.16)	(0.24)
Total net loss per share attributable to common stockholders (5)	$(0.77)	$(4.36)	$(0.88)	$(6.85)	$(17.19)
Weighted-average common shares outstanding – basic and diluted	46,057	44,860	22,963	5,878	5,843

	December 31,
(in thousands)	2012	2011	2010	2009	2008
Condensed Balance Sheet Data:
Cash and cash equivalents	$51,528	$13,066	$78,519	$35,945	$14,299
Working capital	31,900	19,577	83,638	28,303	30,698
Total assets	81,517	118,112	231,814	174,176	195,447
Short-term debt facilities	22,454	—	—	—	—
Total long-term debt facilities and capital lease obligations, less current portion	—	20,531	—	—	3,234
Redeemable preferred stock	26,539	—	49,862	417,396	394,135
Total stockholders' equity (deficit)	18,850	49,125	143,564	(288,821)	(249,867)

(1)	Depreciation and amortization is not included in each respective operating expense category. The allocation by function is as follows:

	Year Ended December 31,
(in thousands)	2012	2011	2010	2009	2008
Datacenter and network operations	$4,628	$8,293	$7,807	8,858	$16,813
Product development and sustainment	1,586	2,296	1,634	1,899	2,214
Sales and marketing	2,292	2,799	2,041	1,930	2,064
General and administrative	490	402	346	394	422
Depreciation and amortization	$8,996	$13,790	$11,828	$13,081	$21,513

(2)
Impairment charges in 2012 primarily reflect an anticipated reduction in the performance of our carrier business, primarily as a result of the loss of our contract with AT&T, as well as a sustained decline in our stock price resulting in a market capitalization below the book value of our net assets. Impairment charges in 2011 relate to a combination of factors occurring, including the significant decline of our market capitalization below the book value of our net assets and the reduction in the actual and anticipated performance of acquired businesses below our expectations. Impairment charges in 2009 and 2008 relate primarily to integration activities following our acquisition of InfoSpace Mobile in December 2007 and to certain non-core operating assets. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

(3)
Restructuring charges in 2012 consist primarily of costs associated with involuntary termination benefits and retention bonuses resulting from our decision to realign our strategic path and exit certain of our international operations. 2011 restructuring charges relate to severance payments and stock-based compensation charges related to the acceleration of equity awards given to employees that were terminated. In the prior years, our restructuring charges relate to costs associated with closing and relocating facilities, relocating certain key employees and severance costs following the acquisition of InfoSpace Mobile. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

(4)
In 2012, we sold both our France and Netherlands subsidiaries, and we exited our subsidiaries in India and the Asia Pacific Region. We have excluded the results of these subsidiaries from continuing operations. Our Netherlands subsidiary has been excluded for all years presented above, the Asia Pacific Region has been excluded from 2009 through 2012, and our France and Indian subsidiaries have been excluded from 2010 through 2012. In connection with a business strategy reassessment initiated in 2007, restructuring charges in 2008 also reflect costs resulting from our decision to exit the direct to consumer and media and entertainment businesses. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

(5)
See Note 14 - Net Loss Per Share Attributable to Common Stockholders to our consolidated financial statements for a description of the method used to compute basic and diluted net loss per share attributable to common stockholders.

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
We may, through our senior management, from time to time make “forward looking statements” about matters described herein or other matters concerning the us. You should consider our forward-looking statements in light of the risks and uncertainties that could cause our actual results to differ materially from those which are management's current expectations or forecasts. Risks and uncertainties that could adversely affect our business and prospects include, but are not limited to, those discussed in Part I, Item 1A - Risk Factors, which are incorporated herein by reference. We qualify all of our forward-looking statements by these cautionary statements. We caution you that the risks included in Part I, Item 1A - Risk Factors, are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Except as required by law, we disclaim any intent or obligation to revise or update any forward-looking statements for any reason.

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

To date, most of our revenue has come from our wireless carrier customers, but the increased use of smartphones and other mobile devices using so-called open operating systems (e.g., Android, iOS, Windows Mobile and Blackberry) has caused this business to decline rapidly. As previously announced, in anticipation of this decline, we increased the focus on our mobile media business and the services provided to advertisers and markets and expect that future growth will come from these activities. We exited most of our non-U.S. carrier business in 2012 and, on December 17, 2012, our largest customer, AT&T provided us with notice that it would be terminating one of its contacts, Second Amended and Restated Wireless Service Agreement and all services thereunder (effective June 30, 2013) pursuant to its right to termination for convenience thereunder. This contract with AT&T accounted for approximately 40% of our annual revenue in each of 2011 and 2012. See Part I, Item 1 - Business and Part I, Item 1A - Risk Factors for additional details.

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

Our operations are predominantly based in the U.S., with international operations in Canada and the United Kingdom.

Recent Developments.
Overview. We have undergone significant changes over the past several months as described in more detail below. These changes have included: an increased focus on our mobile media business, exiting international operations, implementing cost reduction measures, exploring strategic and financing alternatives including a sale of our company, securing and amending a term loan, implementing changes in management, closing a fully subscribed rights offering and initiating procedures designed to help protect the long-term value of our substantial net operating loss carryforwards. During this period of transformation, we have continued to deliver value-added solutions and roll out new services to customers, and we have taken a number of proactive steps to evolve our strategy to rebuild the Company and lower operating expenses. We believe that these measures have helped improve our ability to take advantage of the growth opportunities in the mobile media industry.

The competitive landscape continues to affect our business. In North America, our wireless carrier business is continuing to experience downward pressures related to the mass adoption of smartphones at the expense of feature phones. While this transition has been underway for some time, our large carrier customers are reporting that this trend is accelerating faster than they expected and it is affecting revenues not just for Motricity, but for the industry. With the shift in our focus from large solution customization and implementation projects to mobile media and enterprise solutions, we have seen a downward trend in our carrier service revenue on a sequential basis and we believe that this trend will continue. We currently depend on a limited number of significant wireless carriers for a substantial portion of our revenues. Certain of our customers, including AT&T and Verizon, may terminate our agreements by giving advance notice. As noted above, AT&T recently gave notice that it will terminate a contract with us that has historically accounted for a significant portion of our revenue. In light of these circumstances, we decided to accelerate our focus on our media business and this could reduce our revenues. See Part I, Item 1A - Risk Factors.

The continuing uncertainty surrounding worldwide financial markets and macroeconomic conditions has caused and may continue to cause our customers to decrease or delay their expansion, purchasing and promotional activities. Additionally, constrictions in world credit markets may cause our customers to experience difficulty securing the financing necessary to expand their operations and purchase our services. Economic uncertainty and unemployment have resulted in and may continue to result in cost-conscious consumers, which have adversely affected and may continue to adversely affect demand for our services. If the current adverse macroeconomic conditions continue, our business and prospects may continue to be negatively affected.

Strategic Review. Beginning in September 2011, with the assistance of GCA Savvian Advisors, LLC (“Savvian”), we explored strategic options, including a spin-off, sale or other transaction involving our carrier business and mobile media. After considering the indications of interest and offers received in this process, we decided to end the process of actively pursuing a sale of our business. As such, we decided to focus our resources on other strategic paths, including increasing the focus on our mobile media business and consummating the rights offering that closed on October 11, 2012. As part of our increased focus on our mobile media opportunities, we are pursuing new product development opportunities designed to enhance and expand our existing services, seeking to develop new technology that addresses the increasingly sophisticated and varied needs of our customers, and responding to technological advances and emerging industry standards and practices and license leading technologies that will be useful in our business in a cost-effective and timely way.

The realignment of our strategic path and consideration of financing options will continue to require management time and resources, while we simultaneously focus on developing new product offerings and reducing costs. We cannot assure that we will be successful in our efforts in obtaining financing, realigning our strategic path or increasing our focus on our mobile media business. The uncertainty inherent in our strategic review can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, and may increase the likelihood of turnover of other key officers and employees.

As of January 1, 2012, all of the operations related to India, the Asia Pacific region, our France subsidiary and our Netherlands subsidiary are reported as discontinued operations in the consolidated financial statements. The prior period operations related to these entities have also been reclassified as discontinued operations retrospectively for all periods presented.

To address the challenges presented by the market conditions and the other risks and uncertainties facing our business and to realign our strategic path, we have continued to implement cost saving measures, including a reduction in our workforce, the cancellation of some hiring plans, and a restructuring of our facilities and data centers. We continue to review our cost structure and may implement further cost saving initiatives. These measures are designed to realign our strategic path, streamline our business, improve the quality of our product offerings and implement cost saving measures. We cannot guarantee that we will be able to execute on our realigned strategic path, realize cost savings and other anticipated benefits from our cost saving efforts, or that such efforts will not interfere with our ability to achieve our business objectives. Moreover, the reduction in force and the realignment of our strategic path and other cost savings measures can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, may increase the likelihood of turnover of other key employees, and may have an adverse impact on our business. Our success will depend on our ability to successfully execute one or more financing alternatives, our ability to successfully develop and use new technologies and adapt our current and planned services to new customer requirements or emerging industry standards and expand our customer base and risks and uncertainties discussed in Part I, Item 1A - Risk Factors.

Liquidity and Capital Resources. On October 11, 2012, upon the closing of our rights offering, the revolving credit facility associated with our existing term loan from High River Limited Partnership (“High River”) terminated pursuant to its terms. We did not borrow any sums under the revolving credit facility. We originally entered into the $20 million term loan on September 16, 2011, and amended it on November 14, 2011 and February 28, 2012, and added the revolving credit facility on May 10, 2012. The maturity date for the term loan is August 28, 2013. High River is beneficially owned by Mr. Carl C. Icahn, a beneficial holder, as of March 1, 2013, of approximately 30.4% of our outstanding shares of common stock and of approximately 95.5% of our Series J preferred stock. Mr. Brett M. Icahn, a director of the Company, is the son of Mr. Carl C. Icahn, and Mr. Hunter C. Gary, a director of the Company, is married to Mr. Carl C. Icahn's wife's daughter. The term loan, as amended, was approved by a committee comprised of disinterested directors of our Board of Directors.

On July 24, 2012, we launched a rights offering pursuant to which we distributed to holders of our common stock at the close of business on July 23, 2012 one transferable subscription right for every one share of common stock owned as of that date. Each subscription right, subject to certain limitations, entitled the holder thereof to subscribe for units consisting of shares of our 13% Series J preferred stock and warrants to purchase common stock at a subscription price of $0.65 per unit. The rights offering closed on October 11, 2012 and was fully subscribed. We received approximately $27.7 million in net proceeds from the rights offering.

We believe that our future cash flow from operations and available cash and cash equivalents will be sufficient to meet our liquidity needs for the next 12 months, but this may not be the case. Our longer-term liquidity and ability to execute on our longer term business plan is contingent on our ability to raise additional capital and on our not experiencing any events that may accelerate the payment of our term loan or cause redemption of our Series J preferred stock. Our ability to fund our capital needs also depends on our future operating performance, our ability to successfully realign our costs and strategic path, the effect of any financing alternatives we may pursue and our ability to meet financial covenants under any indebtedness we may incur.

We cannot assure that sufficient capital will be available on acceptable terms, if at all, or that we will generate sufficient funds from operations to repay our term loan when due or to adequately fund our longer term operating needs. If we are unable to raise sufficient funds, we may need to implement additional cost reduction measures and explore other sources to fund our longer term business needs and repay our term loan when due. Our failure to do so could result, among other things, in a default under our term loan, loss of our customers and a loss of our stockholders' entire investment. Our ability to meet our liquidity needs or raise additional funds may also be adversely affected by the legal proceedings we are subject to as described in more detail below. Our operating performance may also be affected by risks and uncertainties discussed in Part I, Item 1A - Risk Factors. These risks and uncertainties may also adversely affect our short and long-term liquidity.

Management and Director Changes. On November 15, 2012, the employment of our President and Interim Chief Executive Officer James R. Smith, Jr., was terminated, and Richard Stalzer was appointed Chief Executive Officer. Mr. Stalzer was initially hired by the Company in January 2012 as President of our mobile marketing and advertising business when Charles P. Scullion, our Chief Strategy Officer and interim President of our mobile marketing and advertising business, resigned for good reason. Also on November 15, 2012, Nathan Fong was appointed Chief Operating Officer in addition to his role as our Chief Financial Officer which he assumed on June 12, 2012, and Richard Sadowsky, who had, since July of 2012, been serving as our General Counsel on secondment from SNR Denton US LLP, was appointed Chief Administrative Officer as well as General Counsel and began serving as an employee of the Company on January 1, 2013. The uncertainty inherent in our ongoing leadership transition can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, and may increase the likelihood of turnover of other key officers and employees. Further, on January 16, 2013, Lady Barbara Judge, CBE, a member of our board of directors resigned from her position as a director and as a member of our compensation committee and governance and nominating committee, effective immediately. Her decision to resign was not a result of any disagreement with the Company or its management. Also on January 16, 2013, the board of directors appointed Kevin Lewis as a director to fill the vacancies on the board of directors and on the compensation committee created by Lady Judge's resignation. The board of directors appointed James Nelson as a member of the Company's governance and nominating committee to fill the vacancy left by Lady Judge.

Sales Process. As a result of the exploration of a sale of all or a portion of our business, during September through December 2011 we received indications of interest to sell all or a portion of our business. At the end of 2011, after determining that none of the indications of interest received at that point were likely to result in a sale of the Company at a meaningful premium over the market price of our common stock and considering the uncertainty of consummating a transaction on favorable terms if at all, we ended the process led by Savvian. Nevertheless, we continued to receive and evaluate inquiries and offers from parties interested in acquiring our carrier business. These inquiries and offers included purchase prices of up to $40 million. These offers and inquiries were subject to due diligence, price adjustments, buyer contingencies and optionality, uncertainties, and other proposed transaction terms that ultimately led us to conclude, after lengthy negotiations and based on a recommendation by disinterested directors, to elect to retain our carrier business and the current positive cash flows it provides, and forego the cost and expense of pursuing a transaction that we did not believe would be completed at the price initially proposed, if at all. The carrier business is subject to the risks and uncertainties discussed in Part I, Item 1A - Risk Factors.

Listing on Nasdaq. On June 14, 2012, we received a letter from NASDAQ Staff advising that for the previous 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Select Market pursuant to NASDAQ Listing Rule 5450(a)(1). NASDAQ stated in its letter that in accordance with the NASDAQ Listing Rules, we would be provided 180 calendar days, or until December 11, 2012, to regain compliance with the minimum bid price requirement. On December 13, 2012, we received the Delisting Notice notifying us that we did not regain compliance with the Minimum Bid Requirement and, accordingly would be delisted from The NASDAQ Global Select Market unless we requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”). Accordingly, we timely submitted to NASDAQ a request for a hearing, which resulted in a stay of the suspension of trading of our common stock pending the conclusion of the hearing process and the expiration of any extensions granted by the Panel. On January 2, 2013, we received a third letter from NASDAQ advising us that our failure to meet the Proxy Solicitation and Annual Meeting Requirements serves as an additional basis for delisting our common stock. We presented our plan for regaining compliance with the Minimum Bid Requirement and the Proxy Solicitation and Annual Meeting Requirements at a hearing on January 31, 2013, and by letter, dated February 28, 2013, the Panel granted our request for continued listing, subject to, among other things, the requirement that we satisfy the $1.00 per share minimum bid requirement for the ten trading days prior to March 29, 2013 and that we solicit proxies and hold our annual meeting of stockholders by April 15, 2013. We subsequently requested additional time to comply with the Minimum Bid Requirement. However, there can be no assurances that the Panel will grant our request or that the Company will be able to achieve or maintain compliance with the NASDAQ continued listing requirements. See Part I, Item 1A - Risk Factors.

Impairment Charges. Based upon a combination of factors and developments, including notice from AT&T in December 2012 that they would be terminating their Second Amended and Restated Wireless Service Agreement with us effective June 30, 2013, as well as a sustained decline in our stock price for a period of several months resulting in a market capitalization below the book value of our net assets, we had strong indications that our goodwill was likely impaired in December 2012. As a result, in addition to the annual goodwill impairment testing that takes place in the fourth quarter, we concluded that these factors and developments were deemed “triggering” events requiring an impairment analysis of our long-lived assets as well. We conducted our annual impairment testing of goodwill and long-lived assets in December 2012 and recorded an impairment charge of $27.4 million for the year ended December 31, 2012, of which $23.0 million relates to goodwill and $4.5 million relates to various fixed and intangible assets.

Lease Termination. Effective June 20, 2012, we entered into a Lease Termination Agreement (the “Termination Agreement”) with Kilroy Realty, L.P. (the “Landlord”) pursuant to which we and the Landlord agreed to terminate the lease agreement between us dated as of December 21, 2007, and amended on April 24, 2009 and November 22, 2009, whereby we leased from the Landlord our former corporate headquarters located at 601 108th Avenue Northeast, Bellevue, Washington (the “Premises”). The Termination Agreement provided that termination with respect to the 8th floor of the Premises occur on December 31, 2012 and termination with respect to the 9th and 10th floors of the Premises occur on January 31, 2013 (each a “Termination Date”). Pursuant to the Termination Agreement, we and the Landlord released and discharged the other from liability for our respective obligations under the office lease as of the applicable Termination Date. Additionally, the Termination Agreement terminated our right of first offer with respect to all rentable square feet of space located on the 7th, 11th, and 12th floors of the Premises. We signed a lease agreement for new office space located in Bellevue, Washington and relocated to those premises in December 2012.

Key components of our results of operations
Sources of revenue
Our revenue is earned predominantly under contracts ranging from one to three years in duration with our wireless carrier and other customers. In addition, we have contracts in our mobile media business which are smaller in value, generally with durations shorter than six months. Under our typical longer term contracts, we provide one or more of our managed services, for which we charge fixed, periodic or variable, activity-based fees or receive a percentage of customer revenues (or a combination of these fees), and often also charge professional service fees to implement the specific mCore, carrier-based, solutions required by the customer. We typically charge fixed monthly managed service fees to host the solutions and provide other support and services as required by the customer. Managed service fees vary by contract based on a number of factors including the scope of the solutions deployed, IT processing and bandwidth capacity requirements and the nature and scope of any other support or services required by the customer. Surcharges are typically included for excessive IT capacity requirements based on customer usage. Professional service fees primarily relate to work required for the initial customization and implementation of our mCore solutions for customers, as well as for customer-specified enhancements, extensions or other customization of the solutions following initial implementation. Professional services are typically provided on a fixed fee basis, depending on the scope and complexity of the individual project. Professional services fees from time to time may include charges for computer hardware and third-party software related to implementing our solutions.

Some of our customer contracts include a variable fee based on one of several measures, including the number of wireless subscribers who use our mCore solutions each month, the aggregate dollar volume or number of transactions processed, or specified rates for individual transactions processed, depending on the specific type of service involved. We typically receive a monthly subscription fee from our wireless carrier customers for each active portal user, where active usage is defined as utilizing the service at least one to three times per calendar month depending on the customer contract. For our content and application provider customers, we typically receive either a share of gross dollars generated for each premium message, or a fee for each standard message, delivered through our mCore platform. Individual carrier and content provider contracts often contain monthly minimum charges for usage-based fees or transaction-based charges for all or a portion of the contract term, based on various factors including the size of the customer’s subscriber base and the expected rate of subscriber usage of our services.

We also have advertising contracts of shorter duration which require us to deliver a number of impressions to identified audience segments in a fixed period of time. The metrics for these contracts vary based on the content of the advertising campaign. These contracts can also have a set-up and professional services element to them. These contracts currently make up a small portion of our revenue.

Due to the nature of the services we provide, our customer contracts contain monthly service level requirements that typically require us to pay financial penalties if we fail to meet the required service levels. We recognize these penalties, when incurred, as a reduction in revenue. Typical service level requirements address down time or slow response of our services that impact mobile subscribers and response time in addressing customer requests. Potential penalties vary by contract and range from near zero to as much as 100% of monthly recurring revenue, depending on the severity and duration of the service issue. Service level penalties represented 1% of total revenue in 2010 and less than 1% of total revenue in 2011 and 2012.

Operating expenses
We classify our operating expenses into six categories: direct third-party, datacenter and network operations, product development and sustainment, sales and marketing, general and administrative and depreciation and amortization. Our operating expenses consist primarily of personnel costs, which include salaries, bonuses, commissions, payroll taxes, employee benefit costs and stock-based compensation expense. Other operating expenses include datacenter and office facility expenses, computer hardware, software and related maintenance and support expenses, bandwidth costs, and marketing and promotion, legal, audit, tax consulting and other professional service fees. We charge stock-based compensation expense resulting from the amortization of the fair value of stock options and restricted stock grants to each stock award holders' functional area. We allocate certain facility-related and other common expenses such as rent, office and IT desktop support to functional areas based on headcount.

Direct third-party expenses. Our direct third-party expenses consist of licensing costs for customer-specific, third-party software and the costs of certain content that we contract for directly on behalf of our wireless carrier customers, as well as certain computer hardware and software that we acquire on behalf of carrier customers. The project specific hardware and software expenses may cause large fluctuations in our direct third party expenses from quarter to quarter. For our mobile media business, direct third-party expenses include the cost to publish advertisement across various publisher platforms.

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

General and administrative. General and administrative expenses, referred to herein as G&A, primarily consist of personnel costs for our executive, finance, legal, human resources and administrative personnel, as well as legal, accounting and other professional fees.

Depreciation and amortization. Depreciation and amortization expenses consist primarily of depreciation of internal use software, computer hardware and leasehold improvements in our datacenters, and amortization of capitalized software development costs, and purchased intangibles.

Other income (expense), net
Other income (expense), net, consists of interest we earn on our cash and cash equivalents, interest expense we incur as a result of our borrowings, if any, and non-operating income and expenses. Other income for the year ended December 31, 2010 also includes a gain associated with changes in the fair value of our previously outstanding warrants to purchase redeemable preferred shares.

Provision (benefit) for income taxes
The provision (benefit) for income taxes in 2012 and 2011 primarily consists of a deferred tax benefit from the reversal of our deferred tax liabilities.  Our deferred tax liabilities were reversed when impairment was recorded on the underlying intangible assets. Income tax expenses for 2010 primarily consist of a deferred U.S. tax provision for the difference between book and tax treatment of goodwill associated with the acquisition of the InfoSpace Mobile assets and taxes in certain foreign jurisdictions.
Due to our history of operating losses, we have accumulated substantial net operating losses, which constitute the majority of our deferred tax assets, and we maintain full valuation allowances against our deferred tax assets and consequently are not recognizing any tax benefit related to our current pre-tax losses. If we achieve sustained profitability, subject to certain provisions of the U.S. federal tax laws that may limit our use of our accumulated losses, we will continue to evaluate whether we should record a valuation allowance, based on a more likely than not standard, which would result in immediate recognition of a tax benefit and we would begin recording income tax provisions based on our earnings and applicable statutory tax rates going forward. Due to our large net operating loss carryforwards, we do not expect to pay U.S. federal income taxes in the next several years.

Results of Operations
The following tables set forth components of our results of operations for the periods indicated:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Total revenues	$90,042	$97,746	$110,244
Operating expenses
Direct third-party expenses	19,219	16,267	7,793
Datacenter and network operations, excluding depreciation	13,800	21,450	28,820
Product development and sustainment, excluding depreciation	12,311	18,324	22,550
Sales and marketing, excluding depreciation	10,126	14,583	12,216
General and administrative, excluding depreciation	20,900	23,479	38,051
Depreciation and amortization	8,996	13,790	11,828
Impairment charges	27,412	140,523	—
Acquisition transaction and integration costs	—	6,071	—
Restructuring	2,505	4,957	407
Total operating expenses	115,269	259,444	121,665
Operating loss	(25,227)	(161,698)	(11,421)
Other income (expense), net
Other income (expense)	(932)	144	3,565
Interest and investment income, net	10	28	3
Interest expense	(1,924)	(644)	(111)
Other income (expense), net	(2,846)	(472)	3,457
Loss before income tax	(28,073)	(162,170)	(7,964)
Provision (benefit) for income taxes	(277)	(5,195)	1,567
Net loss from continuing operations	(27,796)	(156,975)	(9,531)
Net income (loss) from discontinued operations	(6,446)	(38,417)	2,516
Net loss	$(34,242)	$(195,392)	$(7,015)

Depreciation and amortization by function:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Datacenter and network operations	$4,628	$8,293	$7,807
Product development and sustainment	1,586	2,296	1,634
Sales and marketing	2,292	2,799	2,041
General and administrative	490	402	346
Total depreciation and amortization	$8,996	$13,790	$11,828

As a percentage of revenues from continuing operations:

	Year Ended December 31,
	2012	2011	2010
Total revenues	100%	100%	100%
Operating expenses
Direct third-party expenses	21	17	7
Datacenter and network operations, excluding depreciation	15	22	26
Product development and sustainment, excluding depreciation	13	19	20
Sales and marketing, excluding depreciation	11	15	11
General and administrative, excluding depreciation	23	24	35
Depreciation and amortization	10	14	11
Impairment charges	30	144	—
Other	3	11	—
Total operating expenses	126	266	110
Operating loss	(26)	(166)	(10)
Other income (expense), net	(3)	—	3
Loss before income taxes	(29)	(166)	(7)
Provision (benefit) for income taxes	—	(5)	1
Loss from continuing operations	(29)	(161)	(8)
Income (loss) from discontinued operations	(7)	(39)	2
Net loss	(36)%	(200)%	(6)%

Year ended December 31, 2012 compared to the year ended December 31, 2011
As previously discussed, in the first quarter of 2012 we decided to exit our operations in India, the Asia Pacific region, France and the Netherlands. As of January 1, 2012, all of the operations related to these regions is reported as discontinued operations in the consolidated financial statements. We have also reported the prior period operations related to these entities as discontinued operations retrospectively for all periods presented. See Note 4 - Discontinued Operations to our consolidated financial statements for more information.

Total revenues

	Year Ended
	December 31,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Total revenues	$90,042	$97,746	$(7,704)	(7.9)%

Total revenues for the year ended December 31, 2012 decreased $7.7 million, or 7.9% compared to the year ended December 31, 2011. This decrease is primarily due to the following:

•	$6.7 million reduction attributable to lower professional services and activity based revenue from our carrier customers;

•	$3.0 million of revenue earned in 2011 that related to carrier customers with terminated agreements; and

•	$3.5 million of decreased revenue from the premium messaging business reflecting our decision to exit this business.
These decreases were partially offset by:

•
$4.4 million of increased revenue from advertising, analytics and the other business acquired from Adenyo, as 2012 includes a full year of activity, compared to only eight and one half months for the same period in 2011 (Adenyo was acquired on April 14, 2011); and

•	$1.0 million of revenue associated with customer usage of the AT&T portal that has increased over prior year, but is experiencing declines in the second half of 2012.

We generated 92% and 96% of our revenues in the U.S. for the years ended December 31, 2012 and 2011, respectively. The fluctuation in domestic revenues is largely due to the impact of additional international customers, primarily those acquired with the purchase of Adenyo.

Significant customers as a percentage of total revenue:

	Year Ended December 31,
	2012	2011
AT&T	61%	58%
Verizon Wireless	15%	21%

AT&T has given notice that it will terminate one of its contracts that accounted for approximately 40% of our annual revenue in each of 2011 and 2012. This revenue contributed positively to the Company’s cash flow from operations during these periods.

Operating expenses

	Year ended
	December 31,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Direct third-party expenses	$19,219	$16,267	$2,952	18.1%
Datacenter and network operations*	13,800	21,450	(7,650)	(35.7)
Product development and sustainment*	12,311	18,324	(6,013)	(32.8)
Sales and marketing*	10,126	14,583	(4,457)	(30.6)
General and administrative*	20,900	23,479	(2,579)	(11.0)
Depreciation and amortization	8,996	13,790	(4,794)	(34.8)
Impairment charges	27,412	140,523	(113,111)	(80.5)
Acquisition transaction and integration costs	—	6,071	(6,071)	(100.0)
Restructuring	2,505	4,957	(2,452)	(49.5)
Total operating expenses	$115,269	$259,444	$(144,175)	(55.6)%
*     excluding depreciation

We acquired Adenyo in mid-April 2011. Our operating results for the year ended December 31, 2012 include the impact from a full period of media-related activity resulting from the Adenyo purchase. The corresponding period in 2011 only included media-related activity beginning in mid-April 2011.

Direct third party expenses
For the year ended December 31, 2012, direct third party expenses increased $3.0 million, or 18.1%, compared to the corresponding 2011 period. This increase was primarily driven by:

•	$2.5 million of increased data purchases for the analytics business and publisher costs for the media business, as 2012 includes the full impact of the acquisition of Adenyo; and

•
$1.0 million penalty related to volume minimums in the premium messaging business that were not met in the first half of 2012. The agreement pursuant to which this penalty was incurred was terminated in May 2012. We decided to exit our premium messaging business in the third quarter of 2012, and we have not experienced any additional charges of this type, nor do we expect any in the future.

This increase was partially offset by a $0.5 million decrease in costs associated with usage-based fees for customer specific third-party software.
Datacenter and network operations, excluding depreciation
For the year ended December 31, 2012, datacenter and network operations expense, excluding depreciation, decreased $7.7 million, or 35.7%, compared to the corresponding period in 2011. This decrease was primarily driven by:

•	$4.1 million decrease in salaries and benefits and other employee related costs reflecting a reduction in headcount and the impact of other cost saving measures;

•	$1.7 million decrease in software and maintenance costs;

•	$0.8 million decrease in outsourced services to support data centers;

•	$0.3 million decrease in bandwidth and hosting;

•	$0.2 million decrease in allocated rent attributable to a reduction in headcount; and

•	$0.2 million decrease in contractor expenses due to a significant reduction in the use of internal and offshore contractors.
Product development and sustainment, excluding depreciation
For the year ended December 31, 2012, product development and sustainment expense, excluding depreciation, decreased $6.0 million, or 32.8%, compared to the corresponding period in 2011. This decrease was primarily due to:

•	$5.2 million decrease in salary and benefits and other employee related expenses reflecting a reduction in headcount and the impact of other cost saving measures;

•	$0.8 million decrease in offshore contractor expenses, largely due to a reduction in professional services revenue; and

•	$0.6 million decrease in facility and equipment costs, primarily a reduction in allocated rent attributable to lower headcount.
These decreases were partially offset by a $0.7 million increase in expenses associated with internal contractors.
Sales and marketing, excluding depreciation
For the year ended December 31, 2012, sales and marketing expense, excluding depreciation, decreased $4.5 million, or 30.6%, compared to the corresponding period in 2011. This decrease primarily consists of:

•	$3.8 million reduction in salaries and benefits and other employee related costs reflecting a reduction in headcount and the impact of other cost saving measures; and

•	$1.0 million decrease in expenses associated with advertising and marketing activities.
These decreases were partially offset by a $0.3 million increase in costs associated with contractors.
General and administrative, excluding depreciation
For the year ended December 31, 2012, general and administrative expense, excluding depreciation, decreased $2.6 million, or 11.0%, compared to the corresponding period in 2011. This decrease was primarily due to:

•	$2.4 million decrease in legal, relocation, accounting, and consulting fees;

•	$0.8 million reduction in our bad debt allowance related to receivables considered to be uncollectible; and

•	$0.3 million decrease in salaries and benefits and other employee related costs.
These decreases were partially offset by:

•	$0.4 million of increased facility and equipment costs largely due to additional office space acquired with Adenyo; and

•	$0.6 million net increase in other general and administrative expenses reflecting higher costs associated with business taxes, moving expenses, and other miscellaneous expenses.
Depreciation and amortization
For the year ended December 31, 2012, depreciation and amortization expense decreased $4.8 million, or 34.8%, compared to the corresponding 2011 period. The decrease was primarily due to a reduction in amortization associated with intangible assets and capitalized software as a result of impairment of these assets that occurred in the second half of 2011.
Impairment charges
For the year ended December 31, 2012, we determined that our goodwill and certain intangible assets were impaired and recorded impairment charges of $27.4 million, of which $23.0 million relates to goodwill and $4.5 million relates to various fixed and intangible assets. For the year ended December 31, 2011, we recorded impairment charges of $140.5 million, of which $124.3 million relates to goodwill and $16.2 million relates to various fixed and intangible assets. See Note 7 - Impairment Charges to our consolidated financial statements for more information.
Acquisition transaction and integration costs
Acquisition transaction and integration costs incurred during 2011 relate to our acquisition of Adenyo which was completed on April 14, 2011.
Restructuring

During the first quarter of 2012, as part of the overall realignment of our strategic path and following the termination of our agreement with XL on December 31, 2011, we initiated a restructuring plan related to our international operations. In connection with this restructuring plan, we incurred $2.5 million of restructuring charges for the year ended December 31, 2012, primarily costs associated with involuntary termination benefits and retention bonuses. For the year ended December 31, 2011, we incurred $5.0 million of restructuring charges primarily related to voluntary and involuntary termination benefits and stock-based compensation charges related to the acceleration of equity awards previously granted to terminated employees.

Other expense, net

	Year ended
	December 31,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Other income (expense)	$(932)	$144	$(1,076)	(747.2)%
Interest and investment income, net	10	28	(18)	(64.3)
Interest expense	(1,924)	(644)	(1,280)	198.8
Total other expense, net	$(2,846)	$(472)	$(2,374)	503.0%

For the year ended December 31, 2012, other expense of $0.9 million consists of $0.4 million net loss recognized on asset disposals, primarily assets associated with the termination of our Bellevue, Washington office lease, $0.3 million in net losses associated with foreign currency transactions and a $0.2 million net loss resulting from settlement of certain outstanding matters pertaining to our Adenyo acquisition. Interest expense of $1.9 million for the year ended December 31, 2012 relates entirely to the term loan we entered into on September 16, 2011. Interest expense for the year ended December 31, 2011 relates to the July 2011 draw from our revolving credit facility as well as interest on our term loan. See Note 9 - Debt Facilities to our consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for more information.

Benefit for income taxes

	Year ended
	December 31,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Benefit for income taxes	$(277)	$(5,195)	$4,918	94.7%

The benefit for income taxes for the years ended December 31, 2012 and 2011 primarily consists of a deferred U.S. tax provision for the difference between book and tax treatment of goodwill associated with our acquisition of Adenyo and InfoSpace Mobile.

Our historical lack of profitability is a key factor in concluding there is insufficient evidence of our ability to realize any future benefits from our deferred tax assets and accordingly, we maintain a full valuation allowance against our net deferred tax assets.

Loss from discontinued operations

	Year ended
	December 31,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Loss from discontinued operations	$(6,446)	$(38,417)	$31,971	83.2%

Loss from discontinued operations for the years ended December 31, 2012 and 2011 includes the results of our operations in India, the Asia Pacific region, the Netherlands and France. See Note 4 - Discontinued Operations to our consolidated financial statements for more information.

Net loss

	Year ended
	December 31,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Net loss	$(34,242)	$(195,392)	$161,150	(82.5)%
For the year ended December 31, 2012, our net loss was $34.2 million, compared to net loss of $195.4 million for the year ended December 31, 2011. The $160.5 million reduction in net loss is primarily due to:

•	decreased impairment charges of $113.1 million;

•	decreased loss from discontinued operations of $32.0 million; and

•	decreased operating expenses, excluding impairment charges, of $30.4 million.
These reductions were partially offset by:

•	decreased revenues of $7.7 million; and

•	decreased income tax benefit of $4.9 million.

Year ended December 31, 2011 compared to the year ended December 31, 2010
As we discussed in Management's Discussion and Analysis of Financial Conditions and Results of Operation - Business Overview, we exited our operations in India, the Asia Pacific region, France and the Netherlands late in 2012. As of the first quarter of 2012, all of the operations related to these regions is reported as discontinued operations in the consolidated financial statements. We have also reported the prior period operations related to these entities as discontinued operations retrospectively for all periods presented. See Note 4 - Discontinued Operations to our consolidated financial statements for more information.

Total revenues

	Year Ended
	December 31,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Total revenues	$97,746	$110,244	$(12,498)	(11.3)%

Total revenues for the year ended December 31, 2011 decreased $12.5 million, or 11.3%, compared to the year ended December 31, 2010. Managed services revenue accounted for 92.6% and 78.3% of our revenues for the year ended December 31, 2011 and 2010, respectively, while professional services accounted for 7.4% and 21.7%, respectively.

Managed services revenue increased $4.2 million, or 4.8% for the year ended December 31, 2011 primarily related to activity-based arrangements with the Adenyo business and AT&T, partially offset by decreases of transaction-based portal fees. Variable user- and transaction-based fees made up approximately 56% and 55% of our managed services revenue for the years ended December 31, 2011 and 2010, respectively. The slight increase in variable user- and transaction-based fees in 2011 is primarily related to activity-based arrangements with the Adenyo business and AT&T.

Professional services revenue primarily reflects large solution customization and implementation projects for our carrier customers. Professional services revenue for the year ended December 31, 2011 decreased $16.7 million or 69.8% compared to the corresponding 2010 period. This was primarily due to decreases of professional services revenue associated with Verizon and AT&T, partially offset by $2.9 million contributed by the Adenyo business. We have seen a downward trend in our professional service revenue on a sequential basis, and we believe that this trend will continue.

We generated 96% of our revenues in the U.S. for the year ended December 31, 2011, as compared to 99% for the year ended December 31, 2010. The fluctuation of international revenues is due to our work with new international customers acquired with Adenyo.

Significant customers as a percentage of total revenue:

	Year Ended December 31,
	2011	2010
AT&T	58%	53%
Verizon Wireless	21%	29%

Operating expenses

	Year ended
	December 31,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Direct third-party expenses	$16,267	$7,793	$8,474	108.7%
Datacenter and network operations*	21,450	28,820	(7,370)	(25.6)
Product development and sustainment*	18,324	22,550	(4,226)	(18.7)
Sales and marketing*	14,583	12,216	2,367	19.4
General and administrative*	23,479	38,051	(14,572)	(38.3)
Depreciation and amortization	13,790	11,828	1,962	16.6
Impairment charges	140,523	—	140,523	**NM
Acquisition transaction and integration costs	6,071	—	6,071	**NM
Restructuring	4,957	407	4,550	1,117.9
Total operating expenses	$259,444	$121,665	$137,779	113.2%
*     excluding depreciation
**     not meaningful

Direct third party expenses
Direct third party expenses increased $8.5 million, or 108.7%, for the year ended December 31, 2011 compared to the corresponding 2010 period. This increase is primarily due to higher usage based fees of $6.6 million for customer specific third-party software as user volume through the AT&T portal increased over the prior period and an additional $3.1 million related to assuming the various business operations of Adenyo, which includes $1.7 million of publisher costs related to the advertising business. These increases were offset by customer technology refreshes that occurred in 2010 and not in 2011.
Datacenter and network operations, excluding depreciation
Datacenter and network operations expense, excluding depreciation, decreased $7.4 million, or 25.6%, for the year ended December 31, 2011 compared to the corresponding 2010 period. $2.3 million of this decrease is due to the lower professional services fees as we canceled an outsourced data center service contract early in 2011 that was in place throughout 2010. In addition, expenses associated with hardware and software maintenance agreements and bandwidth costs decreased by $0.7 million as our North Carolina data center was closed in the first three months of 2011 following the shut-down of the Fuel software solution platform late in 2010. These and other operational reconfigurations resulted in decreased salary and contract labor costs of $1.5 million. Variable compensation based on the financial performance and other metrics also decreased by $0.8 million. These decreases were partially offset by $0.4 million of expenses related to the operations of the Adenyo business that was acquired in April 2011.
Product development and sustainment, excluding depreciation
Product development and sustainment expense, excluding depreciation, decreased $4.2 million, or 18.7%, for the year ended December 31, 2011 compared to the corresponding 2010 period. This decrease was primarily attributable to decreases in payroll-related expenses as professional services revenue decreased from $23.9 million to $7.2 million. This decrease was partially offset by $2.8 million of expenses related to the operations of the acquired Adenyo business. The impairment charges during the year ended December 31, 2011 included previously capitalized software development costs. Over time, product development expenses may increase in absolute dollars as we continue to enhance and expand our suite of solutions and services. However, due to the transformation of our business, changes in market requirements, lack of resources and funding or a change in our business strategy we may not be in a position to or may decide not to increase our product development costs in the near or long term.
Sales and marketing, excluding depreciation

Sales and marketing expense, excluding depreciation, increased $2.4 million, or 19.4%, for the year ended December 31, 2011 compared to the corresponding 2010 period. This increase is due to the business operations of Adenyo, partially offset by reductions of marketing expenses and personnel.
General and administrative, excluding depreciation
General and administrative expense, excluding depreciation, decreased $14.6 million, or 38.3%, for the year ended December 31, 2011 compared to the corresponding 2010 period. This decrease is primarily due to $17.2 million of stock-based compensation expense from June 2010 related to the vesting of restricted stock as a result of the IPO. Variable compensation based on the financial performance and other metrics also decreased by $1.4 million. These decreases were partially offset by an additional $3.7 million in expenses related to assuming the business operations of Adenyo, increased on-going stock-based compensation expense of $1.1 million, increased legal costs of $0.8 million and a $0.4 million increase in bad debt expense.
Depreciation and amortization
Depreciation and amortization expense increased $2.0 million, or 16.6%, for the year ended December 31, 2011 compared to the corresponding 2010 period. The increase is primarily due to amortization of intangible assets resulting from the acquisition of Adenyo and capitalized software that was placed in service and is being amortized over its estimated useful life.
Impairment charges
For the year ended December 31, 2011, we determined that our goodwill and certain fixed and intangible assets were impaired and incurred an impairment charge of $140.5 million, of which $124.3 million relates to goodwill and $16.2 million relates to various fixed and intangible assets. See Note 7 - Impairment Charges to our Consolidated Financial Statements for more information.

Acquisition transaction and integration costs
Acquisition transaction and integration costs of $6.1 million incurred during the year ended December 31, 2011 relate to the acquisition of Adenyo which was completed on April 14, 2011.
Restructuring
During the year ended December 31, 2011, we incurred $5.0 million of restructuring charges primarily related to voluntary and involuntary termination benefits and stock-based compensation charges related to the acceleration of equity awards given to employees that were terminated. This includes charges for involuntary termination benefits related to the elimination of redundant functions and positions in anticipation of the synergies associated with the acquisition of Adenyo. In the year ended December 31, 2010, we incurred a $0.4 million expense upon disposition of the remaining asset held for sale related to the relocation of our headquarters in 2008.
Other income (expense), net

	Year ended
	December 31,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Other income	$144	$3,565	$(3,421)	(96.0)%
Interest and investment income, net	28	3	25	833.3
Interest expense	(644)	(111)	(533)	480.2
Total other income (expense), net	$(472)	$3,457	$(3,929)	(113.7)%

Other income of $3.5 million for the year ended December 31, 2010 consists primarily of the gain related to the decrease in fair value of our warrants to purchase redeemable preferred shares. All outstanding preferred stock warrants were converted to common stock warrants immediately prior to the IPO. Interest expense for the year ended December 31, 2011 relates to the July 2011 draw from our revolving credit facility and the Term Loan we entered into on September 16, 2011. See Note 9 - Debt Facilities to our consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for more information.
Provision (benefit) for income taxes

	Year ended
	December 31,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Provision (benefit) for income taxes	$(5,195)	$1,567	$(6,762)	431.5%

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
Income (loss) from discontinued operations

	Year ended
	December 31,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Income (loss) from discontinued operations	$(38,417)	$2,516	$(40,933)	1,626.9%

Loss from discontinued operations for the year ended December 31, 2011 includes the results of our subsidiaries in India, the Asia Pacific region, the Netherlands and France. The income from discontinued operations for the year ended December 31, 2010 includes the results of our subsidiaries in India, the Asia Pacific region and the Netherlands.

Net loss

	Year ended
	December 31,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Net loss	$(195,392)	$(7,015)	$(188,377)	2,685.3%
Net loss for the year ended December 31, 2011 was $195.4 million, compared to a $7.0 million net loss for the year ended December 31, 2010. The $188.4 million change in net loss primarily reflects:

•	impairment charges of $140.5 million;

•	increased loss from discontinued operations of $40.9 million;

•	decreased total revenues of $12.5 million;

•	increased direct third party costs of $8.5 million;

•	acquisition transaction and integration costs of $6.1 million;

•	increased restructuring costs of $4.6 million; and

•	increased depreciation and amortization of $2.0 million.
These charges and increased expenses were partially offset by:

•	a $12.9 million decrease of stock-based compensation charge, primarily due to the charge in 2010 triggered by the IPO;

•	decreased network operation expenses of $7.4 million; and

•	decreased product development expenses of $4.2 million.

Quarterly Financial Data (Unaudited)
The following tables set forth our unaudited quarterly consolidated statements of operations and other data for the years ended December 31, 2012 and December 31, 2011. We have prepared the unaudited quarterly operational data on the same basis as the audited consolidated financial statements included in this report, and have included, in our opinion, all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of this financial information. Quarterly results are not necessarily indicative of the operating results to be expected for the full fiscal year. You should read this data together with our consolidated financial statements and the related notes included elsewhere in this report.

	For the three months ended,
	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share data)	2012	2012	2012	2012
Total revenues	$22,786	$22,209	$23,046	$22,001
Operating expenses
Direct third-party expenses	5,154	5,009	4,572	4,484
Datacenter and network operations, excluding depreciation	3,441	3,788	3,479	3,092
Product development and sustainment, excluding depreciation	5,032	2,748	2,628	1,903
Sales and marketing, excluding depreciation	2,525	2,486	2,771	2,344
General and administrative, excluding depreciation	6,298	4,998	5,416	4,188
Depreciation and amortization	1,754	2,041	2,777	2,424
Impairment charges	—	—	—	27,412
Restructuring	2,037	468	—	—
Total operating expenses	26,241	21,538	21,643	45,847
Operating income (loss)	(3,455)	671	1,403	(23,846)
Other expense, net	(457)	(997)	(771)	(621)
Income (loss) before income taxes	(3,912)	(326)	632	(24,467)
Provision (benefit) for income taxes	92	(160)	96	(305)
Net income (loss) from continuing operations	(4,004)	(166)	536	(24,162)
Net loss from discontinued operations	(4,681)	(1,765)	—	—
Net income (loss)	$(8,685)	$(1,931)	$536	$(24,162)
Accretion of redeemable preferred stock	—	—	—	(111)
Series J preferred stock dividends	—	—	—	(940)
Net income (loss) attributable to common stockholders	$(8,685)	$(1,931)	$536	$(25,213)

Net income (loss) per share attributable to common stockholders – basic and diluted:
Continuing operations	$(0.09)	$—	$0.01	$(0.52)
Discontinued operations	(0.10)	(0.04)	—	$—
Total net income (loss) per share attributable to common stockholders	$(0.19)	$(0.04)	$0.01	$(0.52)

Weighted-average common shares outstanding – basic	45,981	46,023	46,083	46,139
Weighted-average common shares outstanding – diluted	45,981	46,023	46,087	46,139

	For the three months ended,
	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share data)	2011	2011	2011	2011
Total revenues	$24,293	$25,788	$24,766	$22,899
Operating expenses
Direct third-party expenses	2,930	4,011	4,853	4,473
Datacenter and network operations, excluding depreciation	6,083	4,659	5,196	5,512
Product development and sustainment, excluding depreciation	3,963	3,536	5,290	5,535
Sales and marketing, excluding depreciation	3,447	3,741	3,950	3,445
General and administrative, excluding depreciation	6,021	6,038	7,019	4,401
Depreciation and amortization	3,744	4,132	2,572	3,342
Impairment charges	—	—	139,519	1,004
Acquisition transaction and integration costs	4,072	2,000	(171)	170
Restructuring	246	129	4,465	117
Total operating expenses	30,506	28,246	172,693	27,999
Operating loss	(6,213)	(2,458)	(147,927)	(5,100)
Other income (expense), net	41	11	(177)	(347)
Loss before income taxes	(6,172)	(2,447)	(148,104)	(5,447)
Provision (benefit) for income taxes	443	441	(6,355)	276
Net loss from continuing operations	(6,615)	(2,888)	(141,749)	(5,723)
Net income (loss) from discontinued operations	474	(1,381)	(32,789)	(4,721)
Net loss	$(6,141)	$(4,269)	$(174,538)	$(10,444)

Net loss per share – basic and diluted:
Continuing operations	$(0.16)	$(0.06)	$(3.09)	$(0.13)
Discontinued operations	0.01	(0.03)	(0.71)	(0.10)
Total net loss per share – basic and diluted	$(0.15)	$(0.09)	$(3.80)	$(0.23)

Weighted-average common shares outstanding – basic and diluted	42,286	45,267	45,877	45,957

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance.

Liquidity and Capital Resources
General
Our principal needs for liquidity have been to fund operating losses, working capital requirements, restructuring expenses, capital expenditures, international activity, acquisitions, integration and for debt service. Our principal sources of liquidity as of December 31, 2012 consisted of cash and cash equivalents of $51.5 million.

On July 24, 2012, we launched a rights offering pursuant to which we distributed to holders of our common stock at the close of business on July 23, 2012 one transferable subscription right for every one share of common stock owned as of that date. Each subscription right, subject to certain limitations, entitled the holder thereof to subscribe for a unit, at a subscription price of $0.65 per unit. Each unit consisted of 0.02599 shares of 13% Redeemable Series J preferred stock and 0.21987 warrants to purchase a share of common stock, as well as an over-subscription privilege. The board of directors may at its sole discretion, cause the quarterly dividend with respect to the Series J preferred stock to be paid in cash or in kind. The rights offering was fully subscribed and closed on October 11, 2012. We received approximately $27.7 million in net proceeds from the rights offering and we intend to use these proceeds for general corporate and working capital purposes. Those purposes may include any acquisitions we may pursue. We have no current plans to pursue any specific acquisition.

We have implemented cost reduction measures and are continuing to review our liquidity needs. Over the near term, we expect that working capital requirements will continue to be our principal need for liquidity. In the long term, working capital requirements are expected to increase if we succeed in executing our longer-term business plan and growing our business. We believe that our future cash flow from operations and available cash and cash equivalents will be sufficient to meet our liquidity needs for the next 12 months. However, this may not be the case. Our liquidity may be adversely impacted if and to the extent that our Series J preferred stock becomes redeemable at the option of the holder and if repayment of our term loan is accelerated if we do not implement NOL protective measures by April 9, 2013. Additionally, our longer-term liquidity and ability to execute on our longer term business plan is contingent on our ability to raise additional capital, and on our not experiencing any events that may accelerate the payment of our term loan. Our ability to fund our capital needs also depends on our future operating performance, our ability to successfully realign our costs and strategic path, the effect of any financing alternatives we may pursue, and our ability to meet financial covenants under any indebtedness we may incur. We may also need to raise additional capital to execute our longer-term business plan. We cannot assure that sufficient capital will be available on acceptable terms, if at all, or that we will generate sufficient funds from operations to repay our term loan when due or to adequately fund our longer term operating needs. If we are unable to raise sufficient funds, we may need to implement additional cost reduction measures and explore other sources to fund our longer term business needs and repay our term loan when due. Our failure to do so could result, among other things, in a default under our term loan, loss of our customers and a loss of our stockholders' entire investment. Our ability to meet our liquidity needs or raise additional funds may also be adversely affected by the legal proceedings we are subject to as described in Part I, Item 3 - Legal Proceedings. Our operating performance may also be affected by risks and uncertainties discussed in Part I, Item 1A - Risk Factors. These risks and uncertainties may also adversely affect our short and long-term liquidity.

If we are unable to meet the performance commitments under our revenue contracts or effectively enforce or accurately and timely bill and collect for contracts with our customers, it may have an adverse impact on our cash flow and liquidity. As of December 31, 2012, $1.1 million was included in accounts receivable but was not billed until January 2013.

Term Loan. We entered into a $20 million term loan with High River as evidenced by a promissory note dated September 16, 2011 as amended on November 14, 2011 and February 28, 2012. The term loan accrues interest at 9% per year, which is paid-in-kind quarterly through capitalizing interest and adding it to the principal balance, is secured by a first lien on substantially all of our assets and is guaranteed by two of our subsidiaries, mCore International and Motricity Canada. The principal and interest are due and payable at maturity on August 28, 2013. The term loan provides High River with a right to accelerate the payment of the term loan if, among other things, we experience an ownership change (within the meaning of Section 382 of the Code) that results in a substantial limitation on our ability to use our net operating losses and related tax benefits or if the shares of Series J preferred stock issued in the rights offering or any other shares of preferred stock that we may issue become redeemable at the option of the holders or if we are required to pay the liquidation preference for such shares. At our request, High River agreed to provide us with a $5 million revolving credit facility and in connection therewith, we further amended the Note on May 10, 2012. We did not borrow any sums under the revolving credit facility which terminated upon the completion of the rights offering on October 11, 2012. High River is beneficially owned by Mr. Carl C. Icahn, a beneficial holder, as of March 1, 2013 of approximately 30.4% of our outstanding shares of common stock and of approximately 95.5% of our Series J preferred stock. Mr. Brett M. Icahn, a director of the Company, is the son of Mr. Carl C. Icahn, and Mr. Hunter C. Gary, a director of the Company, is married to Mr. Carl C. Icahn's wife's daughter. The term loan as amended with High River was unanimously approved by a committee comprised of disinterested directors of our Board of Directors.

Cash Flows
As of December 31, 2012 and December 31, 2011, we had cash and cash equivalents of $51.5 million and $13.1 million, respectively. The increase of $38.5 million reflects cash provided by financing activities of $28.4 million and cash from operating activities of $11.3 million, partially offset by $1.4 million of cash used in investing activities.

Net Cash Provided by Operating Activities
For the year ended December 31, 2012, net cash of $11.3 million was provided by operating activities. Operating activities from continuing operations provided $16.8 million of cash consisting primarily of our net loss of $34.2 million adjusted for various non-cash items including $27.4 million for impairment charges, $9.0 million for depreciation and amortization, $6.4 million in losses resulting from discontinued operations, a $2.8 million increase in net operating assets, $2.6 million for stock-based compensation expense, $1.9 million for non-cash interest expense, and a $0.6 million net gain on asset disposals. Operating activities from discontinued operations used $5.5 million of cash during the year ended December 31, 2012.

Net Cash Used in Investing Activities
For the year ended December 31, 2012, net cash of $1.4 million was used in investing activities. Investing activities used in continuing operations of $1.0 million consisted primarily of $1.2 million used to purchase property and equipment for our network operations, partially offset by $0.2 million of cash provided from the sale of fixed assets. Investing activities related to discontinued operations used $0.4 million of cash during the year ended December 31, 2012.

Net Cash Provided by Financing Activities
For the year ended December 31, 2012, net cash of $28.4 million was provided by financing activities. Net cash provided by financing activities consisted primarily of gross proceeds $30.0 million from our rights offering, partially offset by $1.6 million paid for rights offering costs.

Contingencies and Contractual Obligations
Our primary contingencies and contractual obligations relate to our term loan due in August 2013, operating lease obligations associated with our facilities and various commitments associated with network service providers.
As of December 31, 2012, our contractual obligations and other commitments were as follows:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term loan (1)	$22,454	$22,454	$—	$—	$—
Operating lease obligations (2)	3,095	1,085	1,068	676	266
Commitments to network service providers (3)	1,792	1,075	717	—	—
Additional contractual commitments (4)	690	484	206	—	—
Total	$28,031	$25,098	$1,991	$676	$266

(1)	Includes $2.5 million of accrued interest.

(2)	Includes operating lease commitments for facilities that we have entered into with third parties.

(3)	We have entered into several agreements with third-party network service providers, who provide additional operational support for our various datacenters.

(4)	Includes additional agreements we have entered into for items such as leased equipment and utility services.

Off-Balance Sheet Arrangements
As of December 31, 2012, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity and capital resources that are material to investors. In accordance with our normal business practices we indemnify our officers and our directors. We also indemnify customers under our contract terms from any copyright and patent infringement claims that may arise from use of our software technology.

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

The following critical accounting policies are those accounting policies that, in our view, are most important in the portrayal of our financial condition and results of operations. Our critical accounting policies and estimates include those involved in recognition of revenue, business combinations, software development costs, valuation of goodwill, valuation of long-lived and intangible assets, provision for income taxes, accounting for stock-based compensation and accounting for our redeemable preferred stock. Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Form 10-K provides additional information about these critical accounting policies, as well as our other significant accounting policies.

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

Under contractual arrangements where the customer does not have the right to take possession of the software, we determine the pattern of revenue recognition of the combined deliverables as a single unit of accounting. The professional service fees associated with the arrangement are not considered to be a separate earnings process because the services do not have stand-alone value to the customer. Such customers do not have the ability to benefit, resell or realize value from such services without the associated hosting services. Consequently, the professional services revenue is deferred and recognized monthly on a ratable basis together with the hosting services over the longer of the contractual term of the arrangement or the estimated period the customer is expected to benefit from the software solution or enhancement representing the period over which the hosting services are expected to be utilized. In determining the expected benefit period, we assess factors such as historical data trends, data used to establish pricing in the arrangement, discussions with customers in negotiating the arrangement and the period over which the customer could be expected to recover and earn a reasonable return on the professional service fee. At December 31, 2011, our deferred revenue balance consisted of $0.7 million related to such professional service fees. We consider the variable activity- or revenue-based fees to be contingent fees and recognize revenue monthly as the contingency is resolved, the fees are earned and the amount of the fee can be reliably measured. The pricing of our professional services is based on the expected level of effort necessary to complete a software solution. We believe this best approximates the fair value of the professional service fees if they were a separate unit of accounting.

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

The fixed monthly hosting fee to host the software solution is not considered essential to the functionality of other elements. It is described in the contract such that the total price of the arrangement would be expected to vary as the result of the inclusion or exclusion of the services, and we have established vendor-specific objective evidence of fair value through substantive renewal rates included in the contract.

For all carrier transactions entered into after January 1, 2011, we account for the hosting fee element of the arrangement separately and recognize the hosting fee as managed services revenue on a monthly basis as earned. The variable monthly fee is considered a contingent fee and is recognized as managed services revenue monthly when the contingency is resolved and the related fee is earned. As we are unable to establish VSOE or TPE on the professional services element, we use BESP to allocate the revenue. We recognize the professional service revenues using the cost-to-cost percentage of completion method of accounting. We recognize the revenue based on the ratio of costs incurred to the estimated total costs at completion. Revenue recognized in excess of billings is recorded within accounts receivable. Billings in excess of revenue recognized are recorded within deferred revenue. Should the customer elect to self-host the software, the hosting fee would be eliminated and the variable fee would become the licensing fee. No customer has elected to self-host as of December 31, 2012. If a contract which previously did not have a right to self-host without significant penalty is amended to include such a right, we reassess the contract under the above software revenue recognition guidance.

Prior to our exit from the premium messaging business in late 2012, we provided premium messaging services to subscribers of wireless carriers on behalf of third-party vendors and earned a fixed percentage of the related revenue. We would bill the carriers for transactions conducted by their subscribers and provide settlement services for the third-party vendors based on payments received from the carriers. We determined it was appropriate to record our net share of the billings to carriers as service revenue rather than the gross billing amount. The primary considerations for this determination were:

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

In addition, we provide services related to data and service subscriptions. Fees for services for the ongoing subscription/license of software/data are deferred and recognized over the non-cancellable term of the subscription, beginning upon commencement of the subscription period. Billings or payments received from customers in advance of revenue recognition are recorded in deferred income on the consolidated statement of financial position. At December 31, 2012 and December 31, 2011 our deferred revenue balance consisted of $0.8 million and $1.4 million, respectively, related to these data and service subscriptions.

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

In 2010 and 2011, we focused on developing software products that could be leveraged across various customers. Software development costs related to software products to be sold, leased or otherwise marketed as a component of the solutions we provide to our customers were capitalized when technological feasibility had been established. As such, we have capitalized costs, including direct labor and related overhead included in intangible assets, net. Amortization of capitalized software development costs began as each product was available for general release to customers and was recorded within depreciation and amortization. Amortization was computed on an individual product basis for those products available for market and recognized based on the product’s estimated economic life. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product were expensed immediately. The impairment charges during the third quarter of 2011 included previously capitalized software development costs, and as of December 31, 2011, all software development costs capitalized within intangible assets, net had been fully amortized. We did not capitalize any additional software development costs during 2012.

Over time software development expenses may increase in absolute dollars as we continue to enhance and expand our suite of solutions and services. However, due to the transformation of our business, changes in market requirements, lack of resources and funding or a change in our business strategy, we may not be in a position to or may decide not to increase our software development costs in the near or long term.

Valuation of goodwill
Our business acquisitions typically result in the recording of goodwill, and we periodically assess whether the recorded value of goodwill has become impaired. We test for potential impairment annually, in the fourth quarter of each year, and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Testing for impairment of goodwill involves estimating the fair value of the associated reporting unit and comparing it to its carrying value. If the estimated fair value is lower than the carrying value, then a more detailed assessment is performed comparing the fair value of the reporting unit to the fair value of the assets and liabilities plus the goodwill carrying value of the reporting unit. If the fair value of the reporting unit is less than the fair value of its assets and liabilities plus goodwill, then an impairment charge is recognized to reduce the carrying value of goodwill by the difference. Any impairment losses relating to goodwill are recognized in the consolidated financial statements.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. We use valuation techniques consistent with the market approach and income approach to measure fair value for purposes of impairment testing. An estimate of fair value can be affected by many assumptions, requiring that management make significant judgments in arriving at these estimates, including the expected operational performance of our businesses in the future, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use to estimate future cash flows—including sales volumes, pricing, market penetration, competition, technological obsolescence and discount rates—are consistent with our internal planning. Significant changes in these estimates or their related assumptions in the future could result in impairment charges related to our goodwill.

Valuation of long-lived and intangible assets
We periodically evaluate events or changes in circumstances that indicate the carrying amount of our long-lived and intangible assets may not be recoverable or that the useful lives of the assets may no longer be appropriate. Factors which could trigger an impairment review or a change in the remaining useful life of our long-lived and intangible assets include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, based on an income and/or cost approach, and an impairment charge is recorded for the excess of carrying value over fair value. Any impairment losses relating to long-lived and intangible assets are recognized in the consolidated financial statements.

The process of assessing potential impairment of our long-lived and intangible assets is highly subjective and requires significant judgment. An estimate of future undiscounted cash flow can be affected by many assumptions, requiring that management make significant judgments in arriving at these estimates. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use to estimate future cash flows including sales volumes, pricing, market penetration, competition and technological obsolescence are consistent with our internal planning. Significant future changes in these estimates or their related assumptions could result in additional impairment charge related to individual or groups of these assets.

At December 31, 2012, our intangible assets, net, balance of $4.3 million relates primarily to the technology and customer relationships acquired with the Adenyo acquisition.

Provision for income taxes
We are subject to federal and various state income taxes in the U.S., and to a lesser extent, income-based taxes in various foreign jurisdictions, including, but not limited to, the United Kingdom and Canada. During the third and fourth quarters of 2011 and into 2012, we effected a restructuring of our workforce and other cost savings initiatives. As a part of this process we commenced the exit from our operations in India, the Asia Pacific region, France and the Netherlands. We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, due to either the generation of net operating losses or because our subsidiaries have a relatively short corporate life, all tax years for which we or one of our subsidiaries filed a tax return remain open. Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, we calculate tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities, and we assess temporary differences resulting from differing treatment of items for tax and accounting purposes. We recognize only tax positions that are “more likely than not” to be sustained based solely on their technical merits. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.

At December 31, 2012, our gross deferred tax assets consisted primarily of domestic net operating losses and book to tax differences in tangible and intangible assets, as well as research and development credit carryforwards. As of December 31, 2012, we had U.S. federal and state net operating loss carryforwards of approximately $332.6 million and $39.6 million, respectively, which begin to expire at varying dates starting in 2019 for U.S. federal income tax purposes and in the current year for state income tax purposes. Because of our history of generating operating losses, we maintain full valuation allowances against these deferred tax assets and consequently do not recognize tax benefits for our current operating losses. If we determine it is more likely than not that all or a portion of the deferred tax assets will be realized, we will eliminate or reduce the corresponding valuation allowances which would result in immediate recognition of an associated tax benefit. Going forward, we will reassess the need for any remaining valuation allowances or the necessity to recognize additional valuation allowances. In the event we do eliminate all or a portion of the valuation allowances in the future, we will begin recording income tax provisions based on our earnings and applicable statutory tax rates from that time forward.

We had recorded deferred tax liabilities as a result of the difference between the book and tax treatments of intangible assets associated with acquisitions. The majority of these deferred tax liabilities were reversed in the current year in connection with the recognition of an impairment charge, resulting in a deferred tax benefit.

Stock-based compensation
We estimate the fair value of share-based awards, including stock options, using the Black-Scholes option-pricing model for awards with service-based conditions and the Monte Carlo Simulation pricing model for awards with market-based conditions. Determining the fair value of share-based awards using both pricing models requires the use of subjective assumptions, including the expected term of the award, expected stock price volatility and risk free interest rate. The assumptions used in calculating the fair value of share-based awards granted since January 1, 2010, are set forth below:

	Year ended December 31,
	2012	2011	2010
Expected life of options granted	2.5 - 5 years	5 years	5 years
Expected volatility	50% - 79%	50%	50%
Range of risk-free interest rates	0.7% - 1.9%	1.9% - 2.0%	2.0% - 2.3%
Expected dividend yield	—%	—%	—%
The assumptions used in determining the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties. As a result, if factors change, and we use different assumptions, our share-based compensation could be materially different in the future. The risk-free interest rate used for each grant is based on a U.S. Treasury instrument with a term similar to the expected term of the share-based award. The expected term of options has been estimated utilizing the vesting period of the option, the contractual life of the option and our option exercise history. Because there was no public market for our common stock prior to our initial public offering, we lacked company-specific historical and implied volatility information. Therefore, in estimating our expected stock volatility, we have taken into account volatility information of publicly-traded peer companies, and we expect to continue to use this methodology until such time as we have adequate historical data regarding the volatility of our publicly-traded stock price. Also, we recognize compensation expense for only the portion of share-based awards that are expected to vest. Accordingly, we estimated forfeitures of stock options and stock awards based on our historical forfeiture rate, taking into account any unusual events, and our expectations for forfeitures in the future. If our actual forfeiture rate varies from our historical rates and estimates, additional adjustments to compensation expense may be required in future periods.

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

Redeemable preferred stock and common stock warrants
In October 2012, we issued 1,199,643 shares of Series J preferred stock and 10,149,824 warrants to purchase our common stock upon successful completion of our rights offering. Net proceeds from the rights offering of $27.7 million were allocated between Series J preferred stock and common stock warrants based on their estimated relative fair market values at the date of issuance as determined with the assistance of a third party valuation specialist. Our Series J preferred stock contains certain redemption features which are outside of our control. Accordingly, our Series J preferred stock is classified as mezzanine equity and reported as Redeemable preferred stock on our consolidated balance sheet, net of issuance costs, at December 31, 2012. The difference between the carrying value of the Series J preferred stock and its liquidation value is being accreted over an anticipated redemption period of five years using the effective interest method. Holders of the Series J preferred stock are entitled to an annual dividend of 13%, which is payable in-cash or in-kind, on a quarterly basis. Dividends declared on the Series J preferred stock and accretion associated with the Series J preferred stock reduce the amount of net earnings that are available to common stockholders and are presented as separate amounts on the consolidated statements of operations. The common stock warrants are recorded as Additional paid-in capital on our consolidated balance sheet at December 31, 2012.

Recent Accounting Pronouncements
There are no recently issued accounting standards that we expect to have a material effect on our financial condition, results of operations or cash flows.

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk.

Interest rate risk
At December 31, 2012, we had cash and cash equivalents of $51.5 million. These amounts are held primarily in cash. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. In addition, the term loan bears interest at a fixed rate of 9%.

Foreign currency risk
The majority of our sales and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. While we have conducted some transactions in foreign currencies during the fiscal year ended December 31, 2012 and expect to continue to do so, we do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. We have not engaged in foreign currency hedging to date. However, we may do so in the future.

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

Item 8.	Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Motricity, Inc.
We have audited the accompanying consolidated balance sheets of Motricity, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Motricity, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Grant Thornton LLP

Seattle, Washington
March 11, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Motricity, Inc.:

In our opinion, the accompanying consolidated statements of operations, of comprehensive loss, of changes in stockholders' equity (deficit) and of cash flows for the year ended December 31, 2010 present fairly, in all material respects, the results of operations and cash flows of Motricity, Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule for the year ended December 31, 2010 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
February 28, 2011, except for the changes in the presentation of comprehensive loss discussed in Note 2 and of discontinued operations discussed in Note 4, which are as of May 24, 2012

Motricity, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$51,528	$13,066
Restricted short-term investments	407	434
Accounts receivable, net of allowance for doubtful accounts of $287 and $905, respectively	13,936	42,521
Prepaid expenses and other current assets	2,140	5,758
Assets held for sale	—	5,206
Total current assets	68,011	66,985
Property and equipment, net	6,656	15,440
Goodwill	2,416	25,208
Intangible assets, net	4,262	10,120
Other assets	172	359
Total assets	$81,517	$118,112

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$7,958	$34,583
Accrued compensation	3,285	5,200
Deferred revenue	814	1,824
Debt facilities	22,454	—
Other current liabilities	1,600	681
Liabilities held for sale	—	5,120
Total current liabilities	36,111	47,408
Deferred tax liability	—	262
Debt facilities	—	20,531
Other non-current liabilities	17	786
Total liabilities	36,128	68,987

Commitments and contingencies

Redeemable preferred stock, $0.001 par value; 1,199,643 shares issued and outstanding	26,539	—
Stockholders’ equity
Preferred stock, $0.001 par value; 350,000,000 shares authorized; 1,199,643 shares issued and outstanding at December 31, 2012 (see redeemable preferred stock)	—	—
Common stock, $0.001 par value; 625,000,000 shares authorized; 46,732,753 and 46,226,797 shares issued and outstanding at December 31, 2012 and 2011, respectively	47	46
Additional paid-in capital	573,166	570,331
Accumulated deficit	(553,722)	(519,480)
Accumulated other comprehensive loss	(641)	(1,772)
Total stockholders’ equity	18,850	49,125
Total liabilities and stockholders’ equity	$81,517	$118,112
The accompanying notes are an integral part of these consolidated financial statements.

Motricity, Inc.
Consolidated Statements of Operations
(in thousands, except share data and per share amounts)

	Year Ended December 31,
	2012	2011	2010

Revenue	$90,042	$97,746	$110,244

Operating expenses
Direct third-party expenses	19,219	16,267	7,793
Datacenter and network operations, excluding depreciation	13,800	21,450	28,820
Product development and sustainment, excluding depreciation	12,311	18,324	22,550
Sales and marketing, excluding depreciation	10,126	14,583	12,216
General and administrative, excluding depreciation	20,900	23,479	38,051
Depreciation and amortization	8,996	13,790	11,828
Impairment charges	27,412	140,523	—
Acquisition transaction and integration costs	—	6,071	—
Restructuring	2,505	4,957	407
Total operating expenses	115,269	259,444	121,665
Operating loss	(25,227)	(161,698)	(11,421)
Other expense, net
Other income (expense)	(932)	144	3,565
Interest and investment income, net	10	28	3
Interest expense	(1,924)	(644)	(111)
Other expense, net	(2,846)	(472)	3,457
Loss from continuing operations before income taxes	(28,073)	(162,170)	(7,964)
Provision (benefit) for income taxes	(277)	(5,195)	1,567
Net loss from continuing operations	(27,796)	(156,975)	(9,531)
Net income (loss) from discontinued operations	(6,446)	(38,417)	2,516
Net loss	$(34,242)	$(195,392)	$(7,015)
Accretion of redeemable preferred stock	(111)	—	(12,093)
Series H redeemable preferred stock dividends	—	—	(868)
Series D1 preferred stock dividends	—	—	(332)
Series J redeemable preferred stock dividends	(940)	—	—
Net loss attributable to common stockholders	$(35,293)	$(195,392)	$(20,308)

Net loss per share attributable to common stockholders - basic and diluted:
Continuing operations	$(0.63)	$(3.50)	$(0.99)
Discontinued operations	(0.14)	(0.86)	0.11
Total net loss per share attributable to common stockholders	$(0.77)	$(4.36)	$(0.88)

Weighted-average common shares outstanding – basic and diluted	46,056,927	44,859,734	22,962,555

Depreciation and amortization by function
Datacenter and network operations	$4,628	$8,293	$7,807
Product development and sustainment	1,586	2,296	1,634
Sales and marketing	2,292	2,799	2,041
General and administrative	490	402	346
Total depreciation and amortization	$8,996	$13,790	$11,828
The accompanying notes are an integral part of these consolidated financial statements.

Motricity, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net loss	$(34,242)	$(195,392)	$(7,015)
Other comprehensive income (loss):
Realization of cumulative translation adjustment	888	—	—
Foreign currency translation adjustment	243	(1,818)	(68)
Other comprehensive income (loss)	1,131	(1,818)	(68)
Comprehensive loss	$(33,111)	$(197,210)	$(7,083)
The accompanying notes are an integral part of these consolidated financial statements.

Motricity, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount				Total
Balance as of December 31, 2009	7,338,769	$17,393	7,633,786	$115	—	$(306,443)	$114	$(288,821)
Net loss	—	—	—	—	—	(7,015)	—	(7,015)
Foreign currency translation adjustment	—	—	—	—	—	—	(68)	(68)
Conversion of preferred stock to common stock	(7,338,769)	(17,393)	725,117	1	17,393	—	—	1
Conversion of redeemable preferred stock to common stock	—	—	25,439,048	26	380,497	—	—	380,523
Sale of common stock, net of issuance costs of $7,318	—	—	6,000,000	6	48,482	—	—	48,488
Conversion of redeemable preferred stock warrants to common stock warrants	—	—	—	—	1,463	—	—	1,463
Restricted stock activity	—	—	(12,728)	—	(2,730)	—	—	(2,730)
Exercise of common stock options and warrants	—	—	936,531	2	1,706	—	—	1,708
Reverse stock split	—	—	—	(109)	109	—	—	—
Stock-based compensation expense	—	—	—	—	22,976	—	—	22,976
Accretion of redeemable preferred stock	—	—	—	—	(1,463)	(10,630)	—	(12,093)
Series H redeemable preferred stock dividend	—	—	—	—	(868)	—	—	(868)
Balance as of December 31, 2010	—	—	40,721,754	41	467,565	(324,088)	$46	143,564
Net loss	—	—	—	—	—	(195,392)	—	(195,392)
Other comprehensive loss	—	—	—	—	—	—	(1,818)	(1,818)
Common stock issued in business acquisition	—	—	3,277,002	3	43,351	—	—	43,354
Conversion of redeemable preferred stock to common stock	—	—	2,348,181	2	49,861	—	—	49,863
Restricted stock activity	—	—	(139,448)	—	(674)	—	—	(674)
Exercise of common stock options and warrants	—	—	19,308	—	198	—	—	198
Stock-based compensation expense	—	—	—	—	10,030	—	—	10,030
Balance as of December 31, 2011	—	—	46,226,797	46	570,331	(519,480)	(1,772)	49,125
Net loss	—	—	—	—	—	(34,242)	—	(34,242)
Other comprehensive income	—	—	—	—	—	—	1,131	1,131
Redeemable preferred stock dividends	—	—	—	—	(940)	—	—	(940)
Accretion of redeemable preferred stock	—	—	—	—	(111)	—	—	(111)
Common stock warrants issued with rights offering	—	—	—	—	1,321	—	—	1,321
Restricted stock activity	—	—	505,956	1	(24)	—	—	(23)
Stock-based compensation expense	—	—	—	—	2,589	—	—	2,589
Balance as of December 31, 2012	—	—	46,732,753	$47	$573,166	$(553,722)	$(641)	$18,850
The accompanying notes are an integral part of these consolidated financial statements.

Motricity, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(34,242)	$(195,392)	$(7,015)
Income (loss) from discontinued operations	6,446	38,417	(2,516)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,996	13,790	11,828
Change in fair value of redeemable preferred stock warrants	—	—	(3,550)
Stock-based compensation expense	2,589	10,030	22,976
Deferred tax liability	(277)	(5,195)	1,567
Impairment charges	27,412	140,523	—
Non-cash interest expense	1,924	644	111
Other non-cash adjustments	1,150	783	641
Changes in operating assets and liabilities:
Accounts receivable	28,343	(9,723)	(6,072)
Prepaid expenses and other current assets	3,142	2,763	(3,247)
Other assets	(428)	(148)	1,769
Accounts payable and accrued expenses	(27,152)	5,538	11,084
Deferred revenue	(1,064)	410	(10,907)
Net cash provided by operating activities - continuing operations	16,839	2,440	16,669
Net cash used in operating activities - discontinued operations	(5,516)	(18,215)	(9,582)
Net cash provided by (used in) operating activities	11,323	(15,775)	7,087

Cash flows from investing activities:
Purchases of property and equipment	(1,231)	(4,051)	(7,700)
Capitalization of software development costs	—	(2,150)	(1,159)
Payments for business acquisition	—	(48,858)	—
Proceeds from sale of fixed assets	239	—	1,199
Net cash used in investing activities - continuing operations	(992)	(55,059)	(7,660)
Net cash used in investing activities - discontinued operations	(416)	(10,951)	(8,561)
Net cash used in investing activities	(1,408)	(66,010)	(16,221)

Cash flows from financing activities:
Net proceeds from sale of common stock	—	—	48,950
Proceeds from debt facilities	—	29,967	—
Repayments of debt facilities	—	(10,000)	—
Rights offering costs	(1,596)	(60)	—
Cash paid for tax withholdings on restricted stock	(39)	(3,359)	—
Restricted short-term investments	28	(99)	1,040
Proceeds from exercise of common stock options	—	199	1,708
Proceeds from rights offering	30,006	—	—
Other financing activity	—	379	—
Net cash provided by financing activities - continuing operations	28,399	17,027	51,698
Effect of exchange rate changes on cash and cash equivalents	(11)	(536)	10
Net increase (decrease) in cash and cash equivalents	38,303	(65,294)	42,574
Cash and cash equivalents at beginning of period	13,066	78,519	35,945
Cash reclassified to assets held for sale at beginning of period	159	—	—
Cash reclassified to assets held for sale at end of period	—	(159)	—
Cash and cash equivalents at end of period	$51,528	$13,066	$78,519

Supplemental schedule of cash flow information:
Common stock issued in business acquisition	$—	$43,354	$—
Conversion of redeemable preferred stock to common stock	—	49,863	380,523
The accompanying notes are an integral part of these consolidated financial statements.

Motricity, Inc.
Notes to Consolidated Financial Statements

1. Organization

Overview. Motricity, Inc. ("Motricity" or the "Company") is a leading provider of mobile data solutions serving mobile operators, consumer brands and enterprises, and advertising agencies. Our software as a service ("SaaS") based platform enables our customers to implement marketing, merchandising, commerce, and advertising solutions to engage with their target customers and prospects through mobile devices. Our integrated solutions span mobile optimized websites, mobile applications, mobile merchandising and content management, mobile messaging, mobile advertising and predictive analytics. Our solutions allow our customers to drive loyalty, generate revenue and re-engineer business processes to capture the advantages of a mobile enabled customer base.

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

Recent Developments. In the first quarter of 2012, we decided to exit our business in India and the Asia Pacific region. This decision was based on the resources and cost associated with these operations, the intensified competition in the region and our decision to streamline our operations and focus on our mobile marketing and advertising and enterprise business, while at the same time recommitting some of our resources to our North American carrier operations.

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

While we believe that the exit from these international operations will have a positive effect on our profitability in the long term, there is no assurance that this will be the case, or that we will be able to generate significant revenues from our other customers or from our mobile marketing and advertising and enterprise business. As of January 1, 2012, all of the operations related to India, the Asia Pacific region, our France subsidiary, and our Netherlands subsidiary are reported as discontinued operations in the consolidated financial statements. The prior period operations related to these entities have also been reclassified as discontinued operations, retrospectively, for all periods presented.

On February 28, 2012, we amended our term loan from High River Limited Partnership ("High River") to, among other things, extend its maturity date to August 28, 2013. On May 10, 2012, we further amended the term loan by adding a $5.0 million revolving credit facility from High River. No amounts were drawn under the revolving credit facility and it was terminated upon the closing of the rights offering on October 11, 2012, as discussed below. High River is beneficially owned by Mr. Carl C. Icahn, a beneficial holder, as of March 1, 2013, of approximately 30.4% of our outstanding shares of common stock and of approximately 95.5% of our Series J preferred stock. Mr. Brett M. Icahn, a director of the Company, is the son of Mr. Carl C. Icahn, and Mr. Hunter C. Gary, a director of the Company, is married to Mr. Carl C. Icahn's wife's daughter. The term loan as amended with High River was unanimously approved by a committee comprised of disinterested directors of the Company's Board of Directors.

Motricity, Inc.
Notes to Consolidated Financial Statements

On July 24, 2012, we launched a rights offering pursuant to which we distributed to holders of our common stock at the close of business on July 23, 2012 one transferable subscription right for every one share of common stock owned as of that date. Each subscription right, subject to certain limitations, entitled the holder thereof to subscribe for units consisting of shares of our 13% Series J preferred stock and warrants to purchase common stock, at a subscription price of $0.65 per unit. The rights offering was fully subscribed and we received approximately $27.7 million in net proceeds upon the closing of the rights offering on October 11, 2012. We intend to use the net proceeds from this rights offering for general corporate and working capital purposes. Those purposes may include any acquisitions we may pursue. We have no current plans to pursue any specific acquisition.

On December 17, 2012, our largest customer, AT&T, provided us with notice that it would be terminating the Second Amended and Restated Wireless Service Agreement ("AT&T Agreement") and all services thereunder effective June 30, 2013 pursuant to its right to termination for convenience thereunder. Our other significant customer, Verizon, may terminate our agreements by giving advance notice. We depend on a limited number of customers, including AT&T, for a substantial portion of our revenues. The loss of any key customer or any significant adverse change in the size or terms of a contract with any key customer could significantly further reduce our revenues.

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

We cannot assure that sufficient capital will be available on acceptable terms, if at all, or that we will generate sufficient funds from operations to repay amounts outstanding under our term loan when due or to adequately fund our longer term operating needs. If we are unable to raise sufficient funds, we may need to implement additional cost reduction measures and explore other sources to fund our longer term business needs and repay amounts outstanding under our term loan when due. Our failure to do so could result in, among other things, a default under our term loan, loss of our customers and a loss of our stockholders' entire investment. Our ability to meet our liquidity needs or raise additional funds may also be adversely affected by the legal proceedings we are subject to as described in more detail below. Our operating performance may also be affected by risks and uncertainties discussed in Part I, Item 1A - Risk Factors. These risks and uncertainties may also adversely affect our short and long-term liquidity.

2. Summary of Significant Accounting Policies

Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation.

Reclassifications
In the first quarter of 2012, we commenced the exit of our operations in India, the Asia Pacific region, France and the Netherlands. As of January 1, 2012, all of the operations related to these regions, as well as the resulting loss recognized from the exit activity, is reported as discontinued operations in the consolidated financial statements. We have also reported retrospectively the prior period operations related to these entities as discontinued operations. Additionally, the assets and liabilities related to France and the Netherlands have been classified as held for sale on the consolidated balance sheet as of December 31, 2011. See Note 4 - Discontinued Operations for more information.

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

Motricity, Inc.
Notes to Consolidated Financial Statements

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

Under contractual arrangements where the customer does not have the right to take possession of the software, we determine the pattern of revenue recognition of the combined deliverables as a single unit of accounting. The professional service fees associated with the arrangement are not considered to be a separate earnings process because the services do not have stand-alone value to the customer. Such customers do not have the ability to benefit, resell or realize value from such services without the associated hosting services. Consequently, the professional services revenue is deferred and recognized monthly on a ratable basis together with the hosting services over the longer of the contractual term of the arrangement or the estimated period the customer is expected to benefit from the software solution or enhancement representing the period over which the hosting services are expected to be utilized. In determining the expected benefit period, we assess factors such as historical data trends, data used to establish pricing in the arrangement, discussions with customers in negotiating the arrangement and the period over which the customer could be expected to recover and earn a reasonable return on the professional service fee. At December 31, 2011, our deferred revenue balance consisted of $0.7 million related to such professional service fees. We consider the variable activity- or revenue-based fees to be contingent fees and recognize revenue monthly as the contingency is resolved, the fees are earned and the amount of the fee can be reliably measured. The pricing of our professional services is based on the expected level of effort necessary to complete a software solution. We believe this best approximates the fair value of the professional service fees if they were a separate unit of accounting.

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

The fixed monthly hosting fee to host the software solution is not considered essential to the functionality of other elements. It is described in the contract such that the total price of the arrangement would be expected to vary as the result of the inclusion or exclusion of the services and we have established vendor-specific objective evidence of fair value through substantive renewal rates included in the contract.

Motricity, Inc.
Notes to Consolidated Financial Statements

For all carrier transactions entered into after January 1, 2011, we account for the hosting fee element of the arrangement separately and recognize the hosting fee as managed services revenue on a monthly basis as earned. The variable monthly fee is considered a contingent fee and is recognized as managed services revenue monthly when the contingency is resolved and the related fee is earned. As we are unable to establish VSOE or TPE on the professional services element, we use BESP to allocate the revenue. We recognize the professional service revenues using the cost-to-cost percentage of completion method of accounting. Should the customer elect to self-host the software, the hosting fee would be eliminated and the variable fee would become the licensing fee. No customer has elected to self-host as of December 31, 2012. If a contract which previously did not have a right to self-host without significant penalty is amended to include such a right, we reassess the contract under the above software revenue recognition guidance.

Prior to our exit from the premium messaging business in late 2012, we provided premium messaging services to subscribers of wireless carriers on behalf of third-party vendors and earned a fixed percentage of the related revenue. We would bill the carriers for transactions conducted by their subscribers and provide settlement services for the third-party vendors based on payments received from the carriers. We determined it was appropriate to record our net share of the billings to carriers as service revenue rather than the gross billing amount. The primary considerations for this determination were:

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

In addition, we provide services related to data and service subscriptions. Fees for services for the ongoing subscription/license of software/data are deferred and recognized over the non-cancellable term of the subscription, beginning upon commencement of the subscription period. Billings or payments received from customers in advance of revenue recognition are recorded in deferred income on the consolidated statement of financial position. At December 31, 2012 and 2011, our deferred revenue related to these data and service subscriptions was $0.8 million and $1.4 million, respectively.

Cash and Cash Equivalents
We consider all highly liquid investments with remaining maturities of three months or less at the date of purchase to be cash and cash equivalents. At December 31, 2012, we had $2.2 million of cash and cash equivalents held in foreign bank accounts. At December 31, 2011, we had $5.5 million held in foreign bank accounts, of which $2.5 million was subject to withholding taxes.

Motricity, Inc.
Notes to Consolidated Financial Statements

Restricted Short-Term Investments
Restricted short-term investments at December 31, 2012 and 2011 are comprised of cash set aside to secure certain leases.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are presented at their face amount, less an allowance for doubtful accounts, on the consolidated balance sheets. Accounts receivable consist of amounts billed and currently due from customers and revenues earned but not yet billed. At December 31, 2012 and 2011, unbilled amounts classified within accounts receivable totaled $1.1 million and $8.1 million, respectively. We evaluate the collectibility of accounts receivable based on a combination of factors. We recognize reserves for bad debts based on estimates developed using standard quantitative measures which incorporate historical write-offs and current economic conditions. Although, in circumstances where we are aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded to reduce the related accounts receivable to an amount we believe is collectible. Delinquent accounts are written off when they are determined to be uncollectible, generally after they become 120 days past due. Accounts are written off sooner in the event of customer bankruptcy or other circumstances that make future collection unlikely.

Long-Lived Assets
Long-lived assets include assets such as property and equipment and intangible assets, other than those with indefinite lives. We assess the carrying value of our long-lived asset groups when indicators of impairment exist and recognize an impairment loss when the carrying amount of a long-lived asset is not recoverable from the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected net undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. For the year ended December 31, 2012, we determined that certain fixed and intangible assets were impaired and recorded impairment charges of $4.5 million. For the year ended December 31, 2011, we recorded impairment charges of $16.2 million relates to various fixed and intangible assets. See Note 6 - Goodwill and Intangible Assets and Note 7 -Impairment for more information.

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

Goodwill

Motricity, Inc.
Notes to Consolidated Financial Statements

Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair value of the identifiable net assets acquired. We test goodwill for impairment in the fourth quarter of each year, and whenever events or changes in circumstances arise during the year that indicate the carrying amount of goodwill may not be recoverable. In evaluating whether an impairment of goodwill exists, we first compare the estimated fair value of a reporting unit against its carrying value. If the estimated fair value is lower than the carrying value, then a more detailed assessment is performed comparing the fair value of the reporting unit to the fair value of the assets and liabilities plus the goodwill carrying value of the reporting unit. If the fair value of the reporting unit is less than the fair value of its assets and liabilities plus goodwill, then an impairment charge is recognized to reduce the carrying value of goodwill by the difference. For each of the years ended December 31, 2012 and 2011, we determined that our goodwill was impaired and recorded impairment charges of $23.0 million and $124.3 million, respectively. See Note 6 - Goodwill and Intangible Assets and Note 7 - Impairment for more information.

Business Acquisitions
Business acquisitions are accounted for under the purchase method of accounting. Under that method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of the acquisition, with any excess of the cost of the acquisition over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill. We make significant judgments and assumptions in determining the fair value of acquired assets and assumed liabilities, especially with respect to acquired intangibles. Using different assumptions in determining fair value could materially impact the purchase price allocation and our financial position and results of operations. Results of operations for acquired businesses are included in the consolidated financial statements from the date of acquisition. On April 14, 2011, we acquired substantially all of the assets of
Adenyo Inc. and its subsidiaries and assumed certain of Adenyo’s liabilities. See Note 5 - Business Combinations.

Lease Termination
Effective June 20, 2012, we entered into a lease termination agreement with the landlord for our former corporate headquarters located in Bellevue, Washington. We surrendered 1/3 of our leased office space on December 31, 2012 and the remaining 2/3 of leased office space on January 31, 2013. We have accelerated the depreciable period of our leasehold improvements and other office equipment to correspond with the lease termination dates. During 2012, we signed a lease agreement for new office space located in Bellevue, Washington and relocated to those premises in December 2012.

Accumulated Other Comprehensive Loss
Comprehensive loss includes net loss as currently reported under U.S. GAAP and other comprehensive loss. Other comprehensive loss considers the effects of additional economic events, such as foreign currency translation adjustments, that are not required to be recorded in determining net loss, but rather are reported as a separate component of stockholders’ equity. Effective the first quarter of 2012, we elected to present comprehensive loss in two consecutive statements.

Advertising Costs
The costs of advertising are either expensed as incurred or fully expensed the first time the advertising takes place. Total advertising expenses for the years ended December 31, 2012 and 2011 were $0.2 million and $0.3 million, respectively. We did not incur any advertising expenses for the year ended December 31, 2010.

Software Development Costs
Software development expenses consist primarily of salaries and fees paid to outside vendors. Costs incurred in connection with research activities are charged to operating expenses as incurred and are included within product development and sustainment in the consolidated statements of operations. Research and development expenses for the years ended December 31, 2012, 2011 and 2010 were $1.5 million, $11.7 million and $8.7 million, respectively.

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

Motricity, Inc.
Notes to Consolidated Financial Statements

In 2010 and 2011, we focused on developing software products that could be leveraged across various customers. Software development costs related to software products to be sold, leased or otherwise marketed as a component of the solutions we provide to our customers were capitalized when technological feasibility had been established. As such, we have capitalized costs, including direct labor and related overhead included in Intangible assets, net. Amortization of capitalized software development costs began as each product was available for general release to customers and was recorded within depreciation and amortization. Amortization will be computed on an individual product basis for those products available for market and will be recognized based on the product’s estimated economic life. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately. The impairment charges during the third quarter of 2011 included previously capitalized software development costs, and as of December 31, 2011, all software development costs capitalized within Intangible assets, net had been fully amortized. For the years ended December 31, 2011 and 2010, we capitalized $2.2 million and $1.2 million, respectively, of software development costs. We did not capitalize any software development costs in 2012.

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

Stock-Based Compensation
We measure and recognize stock-based compensation expense using a fair value-based method for all share-based awards made to employees and nonemployee directors, including grants of stock options and other stock-based awards. We estimate the fair value of share-based awards, including stock options, using the Black-Scholes option-pricing model for awards with service-based conditions and the Monte Carlo Simulation pricing model for option awards with market-based conditions. The application of this standard requires significant judgment and the use of estimates, particularly with regards to assumptions such as stock price volatility, expected option lives and risk-free interest rate, all of which are utilized to value equity-based compensation. We recognize stock compensation expense, net of estimated forfeitures, using a straight line method over the requisite service period of the individual grants, which generally equals the vesting period.

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

Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Our net loss attributable to common stockholders was not allocated to preferred stock using the two-class method, as the preferred stock does not have a contractual obligation to share in the net loss attributable to common stockholders.

Motricity, Inc.
Notes to Consolidated Financial Statements

Our potentially dilutive shares, which include outstanding common stock options, redeemable preferred stock and common stock warrants, have not been included in the computation of diluted net loss per share attributable to common stockholders for all periods presented, as the results would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. See Note 14 - Net Loss Per Share Attributable to Common Stockholders.

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

We generated approximately 92%, 96% and 99% of our total revenue from continuing operations in the U.S. during the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, the majority of our long-lived assets were located in the U.S.

Fair Value of Financial Instruments
As of December 31, 2012 and 2011, we had cash and cash equivalents of $51.5 million and $13.1 million, respectively, and restricted short-term investments of $0.4 million and $0.4 million, respectively. Restricted short-term investments were evaluated using quoted market prices (Level 1) to determine their fair value. In addition, the carrying amount of certain financial instruments, including accounts receivable, accounts payable and accrued expenses, approximates fair value due to their short maturities. The carrying value of our debt approximates the fair value due to the close proximity of the date of the loan and loan amendments to December 31, 2012.

There were no transfers between levels in the fair value hierarchy during the years ended December 31, 2012 or 2011.

Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, to the extent balances exceed limits that are insured by the Federal Deposit Insurance Corporation, and accounts receivable.
At December 31, 2012, two customers comprised 54% and 14%, respectively, of invoiced accounts receivable. At December 31, 2011, three customers comprised 36%, 12% and 11%, respectively, of invoiced accounts receivable.

The following table outlines our revenue concentration by customer:

	AT&T	Verizon Wireless
Year ended December 31, 2012	61%	15%
Year ended December 31, 2011	58%	21%
Year ended December 31, 2010	53%	29%

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

Recent Accounting Pronouncements

Motricity, Inc.
Notes to Consolidated Financial Statements

There are no recently issued accounting standards that we expect to have a material effect on our financial condition, results of operations or cash flows.

3. Property and Equipment, net

Information related to our major categories of our property and equipment, net, is as follows (dollars in thousands):

	Useful Life	As of December 31,
	(in years)	2012	2011
Capitalized software	3	$46,030	$47,118
Computer software and equipment	3-5	26,873	30,051
Leasehold improvements	4-10	7,065	8,411
Equipment, furniture and fixtures	7	1,449	2,637
Total property and equipment		81,417	88,217
Less: Accumulated depreciation and amortization		(43,680)	(41,955)
Less: Accumulated impairments		(31,081)	(30,822)
Property and equipment, net		$6,656	$15,440

In connection with our acquisition of InfoSpace Mobile, we acquired $25.3 million of aggregated proprietary technology and software. This represents six platforms that enable us to provide various types of mobile services to the wireless industry. We valued the technology and software using a cost approach, which provides an estimate of fair value based on the cost of reproducing or replacing the assets. We are amortizing the technology assets using a variable method over their estimated useful lives of six years. In the third quarter of 2011, we performed an impairment analysis on our long-lived assets, which resulted in a $6.3 million impairment charge, all of which was related to this capitalized software. For the year ended December 31, 2012, we recorded an additional impairment charge associated with our capitalized software of $0.3 million. See Note 7 - Impairment Charges for more information.

There was no capitalized interest associated with property and equipment for the years ended December 31, 2012, 2011 and 2010. Depreciation expense from continuing operations for the years ended December 31, 2012, 2011 and 2010 was $7.3 million, $10.9 million and $10.1 million, respectively.

4. Discontinued Operations
On December 31, 2011, we agreed to terminate our relationship with PT XL Axiata Tbk (“XL”), at XL's request. The termination followed negotiations relating to the continued business relationship among us and XL and XL's indication that it wished to exit its relationship with us. Several agreements pursuant to which we provided XL with mobile data and related services in Indonesia were terminated. In connection with this termination and as a result of the review of our strategic path, we also decided to increase our focus on our mobile marketing and advertising and enterprise business and re-evaluate our international carrier business. As part of this process, we decided to exit our business in India and the Asia Pacific region. The decision to exit the business in India and the Asia Pacific region was based on the resources and costs associated with these operations, the intensified competition in the region and our decision to streamline our operations and focus on our mobile marketing and advertising and enterprise business, while at the same time recommitting some of our resources to our North American carrier operations. In connection with this exit, we have terminated all of our employees and closed down our offices in Singapore, Malaysia, Indonesia, and India and our data center in India and incurred other costs associated with legal, accounting and tax support. As of June 30, 2012, we had substantially liquidated all assets and liabilities associated with our subsidiaries in India and the Asia Pacific region.

Additionally, as a part of our new strategic path and a reduction in the actual and anticipated performance of certain subsidiaries, we sold our subsidiaries located in France and the Netherlands. The costs associated with the sale of these subsidiaries were minimal, and we recorded a net loss on sale of subsidiaries of $0.4 million during the year ended December 31, 2012.

All of the operations related to India, the Asia Pacific region, our France subsidiary and our Netherlands subsidiary are reported as discontinued operations in the consolidated financial statements. The assets and liabilities related to our France subsidiary and our Netherlands subsidiary are reported as assets and liabilities held for sale in the consolidated balance sheet at December 31, 2011.

Motricity, Inc.
Notes to Consolidated Financial Statements

Discontinued operations on the consolidated statement of operations for the year ended December 31, 2012 is as follows (in thousands):

	Year Ended December 31, 2012
	France Subsidiary	Netherlands Subsidiary	India and the Asia Pacific Region	Total
Revenue	$658	$835	$—	$1,493
Operating income (loss)	(387)	10	(4,409)	(4,786)
Loss on disposal of assets and liabilities	—	—	(876)	(876)
Gain (loss) on sale of subsidiary	318	(693)	—	(375)
Gain (loss) on realization of cumulative translation adjustment	140	128	(898)	(630)
Pre-tax income (loss)	71	(555)	(6,183)	(6,667)
Benefit for income taxes	—	—	(221)	(221)
Net income (loss) from discontinued operations	$71	$(555)	$(5,962)	$(6,446)

Discontinued operations on the consolidated statement of operations for the year ended December 31, 2011 is as follows (in thousands):

	Year Ended December 31, 2011
	France Subsidiary	Netherlands Subsidiary	India and the Asia Pacific Region	Total
Revenue	$4,175	$2,789	$16,940	$23,904
Operating loss	(14,695)	(424)	(24,045)	(39,164)
Pre-tax loss	(14,702)	(435)	(24,078)	(39,215)
Provision (benefit) for income taxes	(2,127)	—	1,329	(798)
Net loss from discontinued operations	$(12,575)	$(435)	$(25,407)	$(38,417)

Discontinued operations on the consolidated statement of operations for the year ended December 31, 2010 is a follows (in thousands):

	Year Ended December 31, 2010
	France Subsidiary	Netherlands Subsidiary	India and the Asia Pacific Region	Total
Revenue	$—	$3,068	$20,067	$23,135
Operating loss	—	(996)	4,243	3,247
Pre-tax income (loss)	—	(1,006)	4,045	3,039
Provision for income taxes	—	—	523	523
Net income (loss) from discontinued operations	$—	$(1,006)	$3,522	$2,516

Motricity, Inc.
Notes to Consolidated Financial Statements

As of December 31, 2011, assets and liabilities related to our France and Netherlands subsidiaries were classified as held for sale on our consolidated balance sheet and consisted of the following (in thousands):

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

5. Business Combination
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

We paid $48.9 million in cash and issued 3,277,002 shares of common stock, with a fair market value of $43.4 million, as consideration for the acquisition. The cash consideration included $1.0 million placed in escrow, which was reflected in Prepaid expenses and other current assets in our consolidated balance sheets at December 31, 2011. Adenyo was initially disputing our working capital calculation. In November 2012, we subsequently reached a settlement agreement with Adenyo and we agreed to release $0.3 million of the escrow amount to Adenyo. This $0.3 million reduction to the escrow was recorded as other expense in our consolidated statement of operations for the year ended December 31, 2012.

In addition to these amounts paid, Adenyo had the potential to receive up to an additional $50 million pursuant to a contingent earn-out. The earn-out consideration was payable in cash, shares of the Company's common stock, or a mix of both, at our discretion. During 2012, it was determined that Adenyo did not meet the provision of the earn-out.

We have allocated the purchase price of this acquisition to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with any amount in excess of such allocations designated as goodwill. We made significant judgments and assumptions in determining the fair value of acquired assets and assumed liabilities, especially with respect to acquired intangibles. These measurements were also based on significant inputs not observable in the market, which were deemed to be Level 3 inputs. Using different assumptions in determining fair value could materially impact the purchase price allocation and our financial position and results of operations.

The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date (in thousands, except share and per share data):

Motricity, Inc.
Notes to Consolidated Financial Statements

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

The fair value of the 3,277,002 common shares issued as part of the consideration paid was determined on the basis of the closing market price of Motricity's common shares on the acquisition date. In order to complete the acquisition and integrate Adenyo's technology and business operations, we incurred $6.1 million of acquisition transaction and integration costs during the year ended December 31, 2011.

The gross contractual amount of trade accounts receivable acquired was $5.2 million, of which we expect $0.4 million to be uncollectible.

The fair value of the acquired identifiable intangible assets of $22.5 million relates to technology for $11.9 million, customer relationships for $10.5 million and a trade name for $0.1 million. Customer relationships represent the ability to sell existing and future managed and professional services to acquired customers. Technology represents proprietary marketing and analytical capabilities resulting from our acquisition of Adenyo. The fair values of customer relationships and technology have been estimated using the income method utilizing a discounted cash flow model using a weighted average rate of 22.1%. We are amortizing these intangible assets using a variable method over their estimated useful lives. The weighted-average amortization period of these intangible assets at the time of acquisition was approximately 5.1 years; 6.2 years for the technology; 4.0 years for the customer relationships; and 3.0 years for the trade name.

The goodwill of $76.0 million arising from the acquisition consists largely of Motricity-specific synergies expected from combining acquired and existing operations, as well as the ability to attract new customers and develop new technologies post combination.

For the period from our acquisition date of April 14, 2011 through December 31, 2011, we estimate that our total revenues included approximately $10.9 million of revenues from Adenyo services.  For the same period, Adenyo contributed $81.4 million to our net loss, which included management's allocations and estimates of expenses that were not separately identifiable due to our integration activities, restructuring expenses and impairment charges.  The impairment charges for the year ended December 31, 2011, included $8.0 million of customer relationships and $3.0 million of technology acquired in the Adenyo acquisition. The impairment charges also included an amount for goodwill. See Note 7 - Impairment Charges for more information.

The following unaudited pro forma summary presents the effect of the acquisition of Adenyo on our consolidated financial results as though Adenyo had been acquired as of January 1, 2010. The supplemental pro forma net income information was adjusted for the

Motricity, Inc.
Notes to Consolidated Financial Statements

ongoing amortization of acquired intangibles and the associated tax effect. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the comparable prior annual reporting period as presented (in thousands).

	Revenue	Net Loss
Supplemental pro forma from January 1, 2011 to December 31, 2011	$102,021	$(202,742)
Supplemental pro forma from January 1, 2010 to December 31, 2010	$126,175	$(36,767)

6. Goodwill and Intangible Assets
The changes in the carrying amount of our goodwill for the years ended December 31, 2012 and 2011 are as follows (in thousands):

Goodwill balance as of December 31, 2010	$74,534
Goodwill acquired in 2011	76,016
Impairment of goodwill	(124,305)
Goodwill allocated to assets held for sale in 2011	(596)
Effect of foreign currency translation	(441)
Goodwill balance as of December 31, 2011	25,208
Impairment of goodwill	(22,951)
Effect of foreign currency translation	159
Goodwill balance as of December 31, 2012	$2,416

Goodwill acquired in 2011 relates to our acquisition of Adenyo. See Note 5 - Business Combination for more information.

In the third quarter of 2011, we determined that our goodwill was impaired based upon a combination of factors, including the decline of our market capitalization significantly below the book value of our net assets, as well as the reduction in the actual and anticipated performance of acquired businesses below our expectations. Subsequent to this determination, we performed our annual impairment test in the fourth quarter of 2011, which resulted in no additional impairment, and we finalized our estimated impairment charge from the third quarter. This evaluation resulted in a non-cash goodwill impairment charge of $124.3 million during the year ended December 31, 2011. See Note 7 - Impairment Charges for more information.

During the first quarter of 2012, we decided to sell our subsidiaries located in the Netherlands and France.  We allocated goodwill to each of these subsidiaries based on relative fair value of net assets.  We completed the sales of our Netherlands and France subsidiaries in May 2012 and used the sale price to calculate the relative fair value in order to determine the allocation of goodwill. The total goodwill allocated to the Netherlands and France subsidiaries was $0.7 million and resulted in a reduction to our goodwill in 2012. See Note 4 - Discontinued Operations for further information.

In the fourth quarter of 2012, we performed our annual impairment testing and determined our goodwill was further impaired, primarily due to anticipated reduction in the performance of our carrier business, primarily as a result of AT&T's recent decision to terminate the AT&T Agreement (and all services thereunder) effective June 30, 2013, as well as a sustained decline in our stock price resulting in a market capitalization below the book value of our net assets. Our impairment charge associated with goodwill for the year ended December 31, 2012 was $23.0 million. See Note 7 - Impairment Charges for more information.

A portion of our goodwill balance is denominated in Canadian dollars. The effect of foreign currency translation on our goodwill balance for the years ended December 31, 2011 and December 31, 2012 was $0.4 million and $0.2 million, respectively, as the result of the change in the value of the U.S. dollar and the value of the Canadian dollar during these periods.

Intangible Assets
The following table provides information regarding our intangible assets as of December 31, 2012 (dollars in thousands):

Motricity, Inc.
Notes to Consolidated Financial Statements

	As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Weighted-Average Amortization Period (in years)
Customer relationships	$15,087	$(13,733)	$(585)	$769	1.8
Technology	8,693	(1,633)	(3,617)	3,443	4.9
Trade name	120	(70)	—	50	1.3
Total	$23,900	$(15,436)	$(4,202)	$4,262
Detailed information regarding our intangible assets for each of the years ended December 31, 2012 and 2011 is as follows (in thousands):

	As of December 31, 2010			Amortization		Impairment		As of December 31, 2011
	Net Carrying Amount	Capitalized Software	Fair Value Acquired	Continuing operations	Dis-continued operations	Continuing operations	Dis-continued operations	Net Carrying Amount
Customer relationships	$9,108	$—	$10,496	$(1,996)	$(552)	$(7,010)	$(7,959)	$2,087
Capitalized software	8,585	7,520	—	(297)	(1,475)	(2,908)	(11,425)	—
Technology	—	—	11,902	(549)	(182)	—	(3,014)	8,157
Trade name	—	—	124	(30)	—	—	—	94
Total	$17,693	$7,520	$22,522	$(2,872)	$(2,209)	$(9,918)	$(22,398)	10,338
Effect of foreign currency translation								(218)
Total intangible assets								$10,120

	As of December 31, 2011	Amortization		Impairment		As of December 31, 2012
	Net Carrying Amount	Continuing operations	Dis-continued operations	Continuing operations	Dis-continued operations	Net Carrying Amount
Customer relationships	$2,087	$(573)	$—	$(585)	$—	$929
Technology	8,157	(1,085)	—	(3,617)	—	3,455
Trade name	94	(40)	—	—	—	54
Total	$10,338	$(1,698)	$—	$(4,202)	$—	$4,438
Effect of foreign currency translation	(218)					(176)
Total intangible assets	$10,120					$4,262

Intangible assets include assets capitalized as a result of our acquisitions and certain software products to be sold, leased or otherwise marketed as a component of the solutions we provide to our customers. Intangible assets acquired in 2011 relate to our acquisition of Adenyo. See Note 5 - Business Combination for more information.

Based on the results of our impairment testing conducted in 2011 and 2012, we recognized impairment charges related to certain of our intangible assets. Our continuing operations include impairment charges of $9.9 million and $4.2 million, respectively, for the years ended December 31, 2011 and December 31, 2012. See Note 7 - Impairment Charges for more information.

As of December 31, 2012, estimated annual amortization expenses for definite-lived intangible assets for each of the five succeeding years are as follows (in thousands):

Motricity, Inc.
Notes to Consolidated Financial Statements

2013	$1,154
2014	990
2015	825
2016	641
2017	545

7. Impairment Charges

Based upon a combination of factors and developments, including notice from AT&T in December 2012 that they would be terminating the AT&T Agreement with us effective June 30, 2013, as well as a sustained decline in our stock price for a period of several months resulting in a market capitalization below the book value of our net assets, we had strong indications that our goodwill was likely impaired in December 2012. As a result, in addition to the annual goodwill impairment testing that takes place in the fourth quarter, we concluded that these factors and developments were deemed “triggering” events requiring an impairment analysis of our long-lived assets as well. Accordingly, we conducted our annual impairment testing of goodwill and long-lived assets in December 2012, the results of which are described in greater detail below.
Long-Lived Assets Impairment Test
We reviewed the guidance for long-lived assets which states that “for purposes of recognition and measurement of an impairment loss, a long-lived asset or assets shall be grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of the assets and liabilities.” Based on this, we identified two asset groups for the purposes of our impairment loss measurement.

In performing the long-lived assets impairment test, we first determined the carrying value of the asset groups, reviewed the assets held in each of the two asset groups, excluding goodwill, and identified the primary asset of each asset group. Goodwill was not included because all of the asset groups were defined at a level below the goodwill reporting unit level. As of the December 31, 2012 impairment test date, none of the asset groups met all of the criteria necessary to be classified as held for sale. As a result, all asset groups subject to impairment testing were classified as held and used. In first step of our impairment test, we determined the fair value of each asset group by utilizing projections of undiscounted cash flows based on our existing plans for the assets. Pursuant to the guidance, an impairment loss is indicated for a long-lived asset (group) that is held and used if the sum of its estimated future undiscounted cash flows used to test for recoverability is less than its carrying value.

Our analysis indicated that for each of the two asset groups, the results of the undiscounted cash flows were less than the carrying value of the asset group. In order to measure the potential impairment, we developed market participant projected cash flows associated with each asset group, discounted to the present value to reflect the fair value of the asset group. This resulted in impairment of the assets within each asset group, recognized as the difference between the fair value and the carrying value of the asset group. For the asset group for which the discounted cash flows were less than the carrying value, we recognized impairment charges of $0.3 million associated with capitalized software, included in Property and equipment, net, and $4.2 million associated with other intangible assets, included in Intangible assets, net.

Goodwill Impairment Test
After completion of the long-lived assets impairment test, we conducted our goodwill impairment analysis at the level of the reporting unit. It was determined that we have one reporting unit for purposes of evaluating goodwill for impairment and the impairment test was thus performed using our consolidated operations.

In performing the goodwill impairment test, we compared the implied fair value of goodwill to its carrying value by performing a business combination fair value analysis according to the guidance for business combinations, where the fair value of the reporting unit or company is the purchase price for the reporting unit or the company. In estimating the purchase price, we utilized the discounted cash flow method of the income approach. We also considered our market capitalization based on our stock price and the indicated value based on market transactions of comparable companies. We then used a hypothetical purchase price allocation to allocate a portion of the estimated purchase price to goodwill.

As a result of our impairment testing performed as of December 31, 2012, we recorded a $23.0 million impairment charge relating to goodwill in the fourth quarter of 2012.

Motricity, Inc.
Notes to Consolidated Financial Statements

During 2011, based on a different combination of factors and developments, including the significant decline of our market capitalization below the book value of our net assets and a reduction in the actual and anticipated performance of acquired businesses below our expectations, we determined that our goodwill and certain finite lived tangible asset were likely impaired. We performed impairment testing related to both our goodwill and long-lived assets similar to the approach outlined above. Based on the results of our impairment testing performed in 2011, we recorded impairment charges of $140.5 million, of which $124.3 million relates to goodwill and $16.2 million relates to various fixed and intangible assets.

The following table outlines our impairment charges:

	Year ended December 31,
	2012	2011	2010
Goodwill	$22,951	$124,305	$—
Intangible assets	4,202	9,918	—
Property and equipment	259	6,300	—
Total impairment charges	$27,412	$140,523	$—

Impairment charges are recognized in Impairment charges on the consolidated statements of operations.

8. Restructuring

In anticipation of the synergies associated with our acquisition of Adenyo, we initiated a restructuring plan in Europe in February 2011, which resulted in a reduction in workforce. Additionally, in the third quarter of 2011, we terminated the employment of our chief executive officer, chief financial officer, chief development officer, and general counsel. As a result of these restructuring plans, we incurred $5.0 million of restructuring charges during the year ended December 31, 2011, primarily related to voluntary and involuntary termination benefits associated with the elimination of redundant functions and positions as well as stock-based compensation charges related to the acceleration of equity awards previously granted to terminated employees.

During the first quarter of 2012, as a part of the overall realignment of our strategic path, our exit from India and the Asia Pacific region and our decision to sell our France and Netherlands subsidiaries, we initiated another restructuring plan. As a result of this restructuring plan, we implemented a reduction in force and incurred costs related to involuntary termination benefits. A portion of the restructuring charges related to this action are included in discontinued operations and $2.5 million is included in Restructuring on the consolidated statements of operations for charges incurred in the U.S. As of December 31, 2012, all restructuring charges that were committed to have been paid.

The following table reconciles restructuring charges related to continuing operations with the associated liabilities (in thousands):

	Involuntary Termination Benefits	Office Relocation Costs	Other Costs, Primary Lease Obligations	Total
Balance as of December 31, 2010	$56	$—	$226	$282
Restructuring charges	5,153	—	(196)	4,957
Utilization	(4,336)	—	(30)	(4,366)
Balance as of December 31, 2011	873	—	—	873
Restructuring charges	2,447	48	10	2,505
Utilization	(3,320)	(48)	(10)	(3,378)
Balance as of December 31, 2012	$—	$—	$—	$—

9. Debt Facilities
Term Loan
We entered into a $20 million term loan with High River on September 16, 2011, and subsequently amended the terms on November 14, 2011 and on February 28, 2012. The term loan accrues interest at 9% per year, which is paid-in-kind quarterly

Motricity, Inc.
Notes to Consolidated Financial Statements

through capitalizing interest and adding it to the principal balance. It is secured by a first lien on substantially all of our assets and is guaranteed by two of our subsidiaries, mCore International and Motricity Canada. On May 10, 2012, we further amended the term loan, by adding a $5.0 million revolving credit facility from High River. No amounts were drawn under the revolving credit facility and it was terminated upon the closing of the rights offering on October 11, 2012. The principal and interest of the term loan are due and payable at maturity on August 28, 2013. The term loan provides High River with a right to accelerate the payment of the term loan if, among other things, we experience an ownership change (within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended ("Code")) that (i) results in a substantial limitation on our ability to use our net operating loss carryforwards and related tax benefits or (ii) if the shares of our Series J preferred stock issued in the rights offering or any other preferred stock we may issue become redeemable at the option of the holders or (iii) if we are required to pay the liquidation preference for such shares. Subject to certain limited exceptions, the term loan is subject to mandatory prepayment (without premium or penalty) from the net proceeds of corporate transactions, including dispositions of assets outside of the ordinary course of business or the issuance of additional debt or equity securities (other than the rights offering that closed on October 11, 2012). The term loan contains certain restrictive covenants, with which we were in full compliance as of December 31, 2012. As of December 31, 2012, the principal and accrued interest balances on the term loan were $20 million and $2.5 million, respectively. The outstanding debt obligation associated with our term loan, including capitalized interest, is classified as a current liability on the consolidated balance sheet as of December 31, 2012, and as a non-current liability as of December 31, 2011, based upon maturity date.

High River is beneficially owned by Mr. Carl C. Icahn, a beneficial holder, as of March 1, 2013, of approximately 30.4% of our outstanding shares of common stock and of approximately 95.5% of our Series J preferred stock. Mr. Brett M. Icahn, a director of the Company, is the son of Mr. Carl C. Icahn, and Mr. Hunter C. Gary, a director of the Company, is married to Mr. Carl C. Icahn's wife's daughter. The term loan as amended with High River was unanimously approved by a committee comprised of disinterested directors of the Company's Board of Directors.

10. Commitments and Contingencies
Operating Leases
We lease office space and equipment under various non-cancellable operating lease agreements. Rent expense for non-cancellable operating leases with scheduled rent increases and landlord incentives is recognized on a straight-line basis over the lease term, beginning with the effective lease commencement date. Our leasing agreements have varying renewal options.

Significant terms of operating lease agreements are as follows:

•	We lease approximately 15,059 square feet of office space in Bellevue, Washington. The lease expires on December 31, 2014.

•	We lease approximately 13,170 square feet in Seattle, Washington to house a data center. The initial lease term expires on August 31, 2014, and there are two extension periods of 3 to 5 years each.

•	We lease approximately 7,785 square feet in New York, New York. The lease expires on November 30, 2018.

•
We lease various sales and regional offices throughout the U.S. and Canada. These leases are all operating leases and generally have annual commitment terms with the option to extend either on an annual or month-to-month basis.

Estimated future minimum net rentals payable under these agreements at December 31, 2012 are as follows (in thousands):

2013	$1,085
2014	738
2015	330
2016	337
2017	339
2018	266
Total	$3,095

Motricity, Inc.
Notes to Consolidated Financial Statements

In the preceding table, future minimum annual net rentals payable under non-cancellable operating leases denominated in foreign currencies have been calculated based upon December 31, 2012 foreign currency exchange rates. The table was prepared assuming the maximum commitments currently outstanding, but such commitments could decrease based on termination negotiations. Minimum net rentals payable under non-cancellable operating lease agreements are presented net of tenant allowances, if any.

Rental expense under operating lease agreements during the years ended December 31, 2012, 2011 and 2010 was $2.6 million, $2.8 million and $2.4 million, respectively.

Other Contractual Arrangements
We have entered into several agreements with third-party network service providers, who provide additional operational support to our various datacenters. Under these arrangements, we are obligated to make payments totaling $1.6 million in 2013 and $0.9 million in 2014. We have no further material contractual arrangements past 2014.

Litigation
From time to time, we are subject to claims in legal proceedings arising in the normal course of business. We do not believe that we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows. See Note 18 - Legal Proceedings for details regarding outstanding litigation.

11. Redeemable Preferred Stock

Series H

On January 3, 2011, 20,654,886 outstanding and accrued shares of Series H redeemable preferred stock were converted into 2,348,181 shares of common stock in conjunction with our election to cause a mandatory conversion of Series H preferred stock to common stock.

Series J

Upon successful completion of our rights offering in October 2012, we issued 1,199,643 shares of Series J preferred stock and 10,149,824 common stock warrants in exchange for approximately $30 million in cash proceeds. Net proceeds from the rights offering of approximately $27.7 million were allocated between Series J preferred stock and common stock warrants based on their estimated relative fair market values at the date of issuance as determined with the assistance of a third party valuation specialist. The portion of the net proceeds from the rights offering attributable to the Series J preferred stock was determined to be approximately $26.4 million and is included in Redeemable preferred stock on our consolidated balance sheet at December 31, 2012. Our Series J preferred stock contains certain redemption features and is classified as mezzanine equity at December 31, 2012 since the shares are (i) redeemable at the option of the holder and (ii) have conditions for redemption which are not solely within our control. The difference between the carrying value of the Series J preferred stock and its liquidation value is being accreted over an anticipated redemption period of 5 years using the effective interest method. Holders of the Series J preferred stock are entitled to an annual dividend of 13%, which is payable in-cash or in-kind at our discretion, on a quarterly basis. Dividends declared on the Series J preferred stock and the accretion reduce the amount of net earnings that are available to common stockholders and are presented as separate amounts on the consolidated statements of operations. Cumulative unpaid dividends due to Series J preferred stockholders at December 31, 2012 were $0.9 million, and are included within Other current liabilities on our consolidated balance sheet. For the year ended December 31, 2012, we recorded $0.1 million of accretion expense associated with our Series J preferred stock.

The shares of Series J preferred stock have limited voting rights and are not convertible into shares of our common stock or any other series or class of our capital stock.

The following is a summary of our Series J Preferred Stock (in thousands, except for share data):

Motricity, Inc.
Notes to Consolidated Financial Statements

	As of December 31, 2012
Security	Carrying Value	Liquidation Value	Issued & Outstanding Shares

Series J Preferred Stock	$26,539	$29,991	1,199,643

12. Stock Options, Restricted Stock and Warrants
Overview
Our Board of Directors approved the 2010 Long-Term Incentive Plan (“2010 LTIP”) as Amended and Restated on October 28, 2011. We may grant equity awards up to 6,365,621 shares under the 2010 LTIP. Awards granted under the 2010 LTIP may include incentive stock options or nonqualified stock options, stock appreciation rights, restricted stock and other stock-based or cash-based awards. Option terms may not exceed 10 years and the exercise price cannot be less than 100% of the estimated fair market value per share of our common stock on the grant date. Any shares awarded or issued pursuant to the exercise of stock options or vesting of restricted stock units will be authorized and unissued shares of our common stock. The maximum number of shares subject to any performance award to any participant during any fiscal year shall be 266,666 shares. The maximum cash payment made under a performance award granted to any participant with respect to any fiscal year shall be $5.4 million.

Stock Options
Stock-based compensation expense associated with stock options for the years ended December 31, 2012, 2011 and 2010 was $0.5 million, $3.5 million and $2.2 million, respectively, and was included in datacenter and network operations, product development and sustainment, sales and marketing, general and administrative expenses and restructuring on our consolidated statements of operations.

As of December 31, 2012, there was $0.5 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, related to unvested options that are expected to be recognized over a weighted-average period of 2.75 years.

The following table summarizes all stock option activity for the year ended December 31, 2012:

Stock Options	Shares	Weighted-Average Exercise Price Per Share	Remaining Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2011	1,709,795	$11.67	6.08	$—
Granted	2,310,922	0.46
Forfeited	(914,796)	10.99
Expired	(239,327)	13.05
Outstanding, December 31, 2012	2,866,594	$2.74	7.72	$—

Exercisable at December 31, 2012	295,903	$11.91	3.48	$—
Vested and expected to vest at December 31, 2012	963,949	$6.15	4.67	$—

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2012, 2011 and 2010 were $0.14, $5.41 and $6.25, respectively.

There were no options exercised during 2012. The total intrinsic value of options exercised during the years ended December 31, 2011 and 2010 was $0.1 million, and $3.6 million, respectively.

In October 2012, 2,215,000 stock options were granted to various executives and employees. These stock option awards will vest based upon a combination of employee service and the achievement of certain specified market conditions as follows: (i) twenty-five percent (25%) of the shares subject to the option will vest in four (4) equal tranches on each anniversary of the vesting commencement date (i.e., 6.25%); and (ii) the remaining seventy-five percent (75%) of the shares subject to the option will vest on the third (3rd) anniversary of the applicable vesting commencement date, subject to the achievement of the following performance targets: thirty three percent (33%) of seventy-five percent (75%) of the shares of our common stock subject to the option must achieve a target price of $2.00; thirty-three percent (33%) of seventy-five percent (75%) of the shares of our common stock subject to the option must achieve a target price of $4.00; and (iii) thirty-three percent (33%) of seventy-five percent (75%) of the shares of our common stock

Motricity, Inc.
Notes to Consolidated Financial Statements

subject to the option must achieve a target price of $6.00. The target price of our common stock will be determined based upon the average of the closing prices of our shares of common stock on a nationally recognized securities exchange over a ninety (90) day period and if the shares are not so listed, the fair market value will be determined by our board of directors. We utilized the Black-Scholes model to determine the fair value of the 25% of the shares which will vest on each anniversary of the vesting commencement date and utilized the Monte Carlo Simulation model to value the remaining 75% of the shares subject to the option which will vest based upon the achievement of specified stock price performance targets.

We intend to solicit stockholder approval for a one for ten reverse split of our common stock as part of our plan to continue remaining listed on a NASDAQ exchange. If a reverse split is implemented, the number of shares covered by employee stock options and the exercise price for those shares will automatically be correspondingly adjusted and the Board of Directors will consider appropriate revisions to the target prices referred to in the vesting discussion above.

In determining the compensation cost of stock options awards, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model for awards with service-based conditions or the Monte Carlo Simulation pricing model for awards with market-based conditions. The assumptions used in these calculations are summarized as follows:

	Year ended December 31,
	2012	2011	2010
Expected life of options granted	2.5 - 5 years	5 years	5 years
Expected volatility	50% - 79%	50%	50.0%
Range of risk-free interest rates	0.7% - 1.9%	1.9% - 2.0%	2.0% - 2.3%
Expected dividend yield	—%	—%	—%

We calculate expected volatility for stock options using historical volatility for a peer group of companies, as we believe the expected volatility will approximate historical volatility of the peer group. The risk-free interest rate for the expected terms of the stock options is based on the U.S. Treasury constant maturities in effect at the time of grant.

Charles Scullion, our interim President of mobile, media and advertising (MMA), resigned in January 2012, resulting in the forfeiture of 193,500 unvested stock options. In November 2012, the employment of James Smith, our interim Chief Executive Officer, terminated. All of Mr. Smith's unvested stock options were canceled upon his termination, resulting in forfeiture of 90,000 stock options.

Restricted Stock Awards and Restricted Stock Units

Stock-based compensation expense associated with restricted stock and restricted stock units for the year ended December 31, 2012, 2011 and 2010 was $2.1 million, $6.5 million and $20.7 million, respectively, and is included in datacenter and network operations, product development and sustainment, sales and marketing and general and administrative expenses.

Additional stock-based compensation expense related to restricted stock awards and units of approximately $0.4 million will be recognized over a weighted-average period of 0.42 years.

Restricted Stock Awards

The following table summarizes all restricted stock award activity for the year ended December 31, 2012:

Motricity, Inc.
Notes to Consolidated Financial Statements

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2011	247,758	$11.76
Granted	555,555	0.45
Vested	(194,131)	11.96
Forfeited	(50,961)	10.59
Unvested - December 31, 2012	558,221	$0.54

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

In October 2012, we granted a total of 555,555 restricted stock awards to our non-employee directors in connection with their service to the Company. These restricted stock awards will vest on May 1, 2013.

In November 2012, we terminated the employment of our interim Chief Executive Officer, and as a part of the termination agreement, we accelerated the vesting of all of his outstanding restricted stock awards so that they became fully vested on the termination date.

Restricted Stock Units
The following table summarizes all restricted stock unit activity for the year ended December 31, 2012:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2011	166,709	$24.47
Vested	(33,677)	25.49
Forfeited	(99,905)	23.96
Unvested - December 31, 2012	33,127	$24.14

Restricted stock units are not considered outstanding or included in weighted-average common shares outstanding until they are vested. Restricted stock units generally vest every other year over a four year service period.

Warrants
Warrants have been primarily issued in conjunction with financing rounds to investors or other parties and none are held by employees. In conjunction with the IPO, the outstanding redeemable preferred stock warrants were automatically converted into common stock warrants when the underlying series of preferred stock were converted into shares of common stock.

During 2011, 11,388 common stock warrants were exercised, resulting in the issuance of 3,004 shares of common stock.

In October 2012, we issued 10,149,824 warrants to purchase common stock at an exercise price of $0.65 per share in connection with the closing of our rights offering. Net proceeds from the rights offering of approximately $27.7 million were allocated between Series J preferred stock and common stock warrants based on their estimated relative fair market values at the date of issuance as determined with the assistance of a third party valuation specialist. The portion of the net proceeds from the rights offering attributable to the common stock warrants was determined to be approximately $1.3 million and is recorded in Additional paid-in capital on our consolidated balance sheet at December 31, 2012.

No common stock warrants were exercised during 2012.

Motricity, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the outstanding warrants to purchase common stock as of December 31, 2012:

Number of Warrants	Exercise Price Per Share	Expiration Date
1,029	$30.75	February 22, 2013
128,571	32.25	May 16, 2014
107,267	14.54	September 30, 2014
1,770,953	14.54	December 28, 2014
10,149,824	0.65	October 11, 2017
12,157,644

13. Income Taxes
The following table presents the domestic and foreign components of the pre-tax loss from continuing operations and the income tax provision:

	Year Ended December 31,
	2012	2011	2010
Income (loss) before tax:
U.S.	$(15,539)	$(128,877)	$(8,061)
Foreign	(12,534)	(33,293)	97
Total	$(28,073)	$(162,170)	$(7,964)

The income tax provision consisted of the following amounts:
Current:
Federal	$—	$—	$—
	$—	$—	$—
Deferred:
Federal	(268)	(4,826)	1,567
State	(9)	(223)	—
Foreign	—	(146)	—
	(277)	(5,195)	1,567
Total	$(277)	$(5,195)	$1,567

Income tax benefit for the year ended December 31, 2012 primarily consists of a deferred U.S. tax provision for the difference between book and tax treatment of goodwill associated with the acquisitions of Adenyo and InfoSpace Mobile as well as foreign income taxes. We maintain a full valuation allowance against our net deferred tax assets which precludes us from recognizing a tax benefit for our current operating losses. Our historical lack of profitability is a key factor in concluding there is insufficient evidence of our ability to realize any future benefits from our deferred tax assets.

Significant components of our deferred tax assets and liabilities consist of the following as of December 31:

Motricity, Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2012	2011	2010
Domestic net operating loss carry forwards	$116,829	$82,896	$81,218
Fixed assets	1,682	1,868	(1,404)
Research and development credits	5,165	5,323	5,286
Foreign net operating loss carry forwards	2,656	9,333	1,721
Domestic capital loss carry forward	258	255	246
Compensation accruals	3,265	4,135	5,548
Deferred revenue	20	(612)	(1,209)
Amortization of intangible assets	33,132	28,617	(351)
Allowance for bad debts	64	243	155
Severance and restructuring	63	120	32
Foreign tax credits	1,248	1,469	—
Transaction costs	559	581	—
Other accruals	67	(133)	(444)
Deferred tax assets	165,008	134,095	90,798
Valuation allowance	(165,008)	(134,095)	(90,798)
Net deferred tax assets	$—	$—	$—
Amortization of goodwill	—	(262)	(5,328)
Net deferred tax liability	$—	$(262)	$(5,328)

As of December 31, 2012, the Company provided a full valuation allowance against its gross deferred tax assets because realization of these benefits could not be reasonably assured. The $30.9 million increase in the valuation allowance for the period December 31, 2011 to December 31, 2012 was related to the generation of operating losses during the current year, resulting in large basis differences between book and tax related to intangible assets and goodwill. The deferred tax asset includes net assets acquired in business combinations.

We had research and development tax credit carryforwards of $5.2 million at December 31, 2012 that will begin to expire in 2014.

As of December 31, 2012, the Company had federal and state net operating loss carryforwards of approximately $332.6 million and $39.6 million, respectively. These net operating loss carryforwards begin to expire in varying amounts starting in 2019 and 2014 for federal and state income tax purposes, respectively. The ultimate availability of the federal, and state net operating loss carryforwards to offset future income may be subject to limitation under the rules regarding changes in stock ownership as determined by the Internal Revenue Code.

No provision for deferred U.S. income taxes has been made for consolidated foreign subsidiaries, because to the extent there are future earnings, we intend to permanently reinvest them in those foreign operations. If such earnings were not permanently reinvested, a deferred tax liability may be required.

The Company has determined it has no unrecognized tax benefits as of December 31, 2012 and 2011. Historically, the Company has not incurred interest or penalties associated with unrecognized tax benefits and no interest or penalties were recognized during the years ended December 31, 2012, 2011 or 2010. The Company has adopted a policy whereby amounts related to interest and penalties associated with unrecognized tax benefits are classified as income tax expense when incurred.

Taxes computed at the statutory federal income tax rate of 34% are reconciled to the income tax provision as follows:

Motricity, Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2012	2011	2010
United States federal tax at statutory rate	34.0%	34.0%	34.0%
Change in valuation allowance	(75.7)	(18.5)	16.4
State taxes (net of federal benefit)	5.4	0.9	0.2
Tax credit earned	—	1.1	—
Foreign rate differential	(4.2)	—	—
Foreign entity liquidation	14.2	—	—
Effect of rate change	1.7	(0.7)	(42.9)
Provision to return	(0.2)	1.1	(15.6)
Tax attribute limitations	23.2	(5.0)	—
ASC 718 shortfall	(4.4)	—	—
Non-deductible expenses and other	7.0	(9.7)	(11.8)
Effective rate	1.0%	3.2%	(19.7)%

We did not make any income tax payments related to our continuing operations in 2012, 2011 or 2010. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, due to either the generation of net operating losses or because our subsidiaries have a relatively short corporate life, all tax years for which the Company or one of its subsidiaries filed a tax return remain open.

14.     Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the period indicated (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Net loss attributable to common stockholders	$(35,293)	$(195,392)	$(20,308)
Weighted-average common shares outstanding - basic and diluted	46,056,927	44,859,734	22,962,555
Net loss per share attributable to common stockholders - basic and diluted	$(0.77)	$(4.36)	$(0.88)

Basic and diluted net loss per share attributable to common stockholders has been computed based on net loss and the weighted-average number of common shares outstanding during the applicable period. We calculate potentially dilutive incremental shares issuable using the treasury stock method and the if-converted method, as applicable. The treasury stock method assumes that the proceeds received from the exercise of stock options and warrants, as well as stock option and restricted stock expense yet to be recorded for unvested shares, would be used to repurchase common shares in the market at the average stock price during the period. We have excluded warrants and options to purchase common stock, when the potentially issuable shares covered by these securities are antidilutive. The following table presents the outstanding antidilutive securities at each period end not included in net loss per share attributable to common stockholders:

	Year Ended December 31,
	2012	2011	2010
Warrants to purchase common stock	12,157,644	2,135,901	2,155,234
Options to purchase common stock	2,866,594	1,709,795	1,531,577
Restricted stock	591,348	414,467	948,313
Series H redeemable preferred stock	—	—	2,347,152
Series J redeemable preferred stock	1,199,643	—	—
Total securities excluded from net loss per share attributable to common stockholders	16,815,229	4,260,163	6,982,276

Motricity, Inc.
Notes to Consolidated Financial Statements

15. Defined Contribution Plan
We maintain a defined contribution plan (“401(k) Savings Plan”) for eligible employees. The 401(k) Savings Plan assets are held in trust and invested as directed by the plan participants, and shares of our common stock are not an eligible investment election. We provide a match on a specified portion of eligible employees’ contributions as approved by our board of directors. Historically, we have made matching contributions equal to 50% of the portion of contributions that do not exceed 6% of eligible pay. Our matching contributions, included in General and Administrative expenses, totaled $0.4 million, $0.6 million and $0.7 million in 2012, 2011 and 2010, respectively.

16.     Related Party Transactions

On September 16, 2011, we borrowed $20 million from High River pursuant to a secured promissory note, which was amended on November 14, 2011 and February 28, 2012. On May 10, 2012, we further amended the term loan by adding a $5.0 million revolving loan facility from High River. The revolving loan facility was terminated upon the closing of the rights offering on October 11, 2012. The principal and accrued interest of the term loan are due and payable at maturity on August 28, 2013. High River is beneficially owned by Carl C. Icahn, a beneficial holder, as of March 1, 2013, of approximately 30.4% of the Company's outstanding shares of common stock and of approximately 95.5% of our Series J preferred stock. Brett M. Icahn, a director of the Company, is the son of Carl C. Icahn, and Hunter C. Gary, a director of the Company, is married to Carl C. Icahn's wife's daughter. The term loan as amended with High River was unanimously approved by a committee comprised of disinterested directors of the Company's Board of Directors. See Note 9-Debt Facilities for more information.

17. Condensed Quarterly Financial Information (Unaudited)
The following tables set forth our unaudited quarterly consolidated statements of operations and other data for the years ended December 31, 2012 and 2011. We have prepared the unaudited quarterly operational data on the same basis as the audited consolidated financial statements included in this report, and have included, in our opinion, all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of this financial information. Quarterly results are not necessarily indicative of the operating results to be expected for the full fiscal year. You should read this data together with our consolidated financial statements and the related notes included elsewhere in this report. Unaudited quarterly results were as follows (in thousands, except per share data):

	For the three months ended,
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
Revenues	$22,786	$22,209	$23,046	$22,001
Operating expenses (1)	26,241	21,538	21,643	45,847
Operating income (loss)	(3,455)	671	1,403	(23,846)
Net income (loss) from continuing operations	(4,004)	(166)	536	(24,162)
Net loss from discontinued operations	(4,681)	(1,765)	—	—
Net income (loss) attributable to common stock holders	(8,685)	(1,931)	536	(24,162)

Net income (loss) per share from continuing operations – basic and diluted	$(0.09)	$—	$0.01	$(0.52)
Net loss per share from discontinued operations - basic and diluted	(0.10)	(0.04)	—	—
Net income (loss) per share attributable to common stockholders – basic and diluted	$(0.19)	$(0.04)	$0.01	$(0.52)

Motricity, Inc.
Notes to Consolidated Financial Statements

	For the three months ended,
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
Revenues	$24,293	$25,788	$24,766	$22,899
Operating expenses (2)	30,506	28,246	172,693	27,999
Operating loss	(6,213)	(2,458)	(147,927)	(5,100)
Net loss from continuing operations	(6,615)	(2,888)	(141,749)	(5,723)
Net income (loss) from discontinued operations	474	(1,381)	(32,789)	(4,721)
Net loss attributable to common stock holders	(6,141)	(4,269)	(174,538)	(10,444)

Net loss per share from continuing operations – basic and diluted	$(0.16)	$(0.06)	(3.09)	(0.13)
Net income (loss) per share from discontinued operations – basic and diluted	$0.01	$(0.03)	$(0.71)	$(0.10)
Net loss per share attributable to common stockholders – basic and diluted	$(0.15)	$(0.09)	$(3.80)	$(0.23)

(1) Operating expenses for the quarter ended December 31, 2012 includes $27.4 million of impairment charges related to goodwill and certain tangible and intangible assets.

(2) Operating expenses for the quarter ended September 30, 2011 includes $139.5 million of impairment charges related to goodwill and certain tangible and intangible assets.

18.     Legal Proceedings

Putative Securities Class Action.  We previously announced that Joe Callan filed a putative securities class action complaint in the U.S. District Court, Western District of Washington at Seattle on behalf of all persons who purchased or otherwise acquired common stock of Motricity between June 18, 2010 and August 9, 2011 or in our IPO. The defendants in the case are Motricity, certain of our current and former directors and officers, including Ryan K. Wuerch, James R. Smith, Jr., Allyn P. Hebner, James N. Ryan, Jeffrey A. Bowden, Hunter C. Gary, Brett Icahn, Lady Barbara Judge CBE, Suzanne H. King, Brian V. Turner; and the underwriters in our IPO, including J.P. Morgan Securities, Inc., Goldman, Sachs & Co., Deutsche Bank Securities Inc., RBC Capital Markets Corporation, Robert W. Baird & Co Incorporated, Needham & Company, LLC and Pacific Crest Securities LLC. The complaint alleges violations under Sections 11 and 15 of the Securities Act of 1933, as amended, (the "Securities Act") and Section 20(a) of the Securities Exchange Act (the "Exchange Act") by all defendants and under Section 10(b) of the Exchange Act by Motricity and those of our former and current officers who are named as defendants. The complaint seeks, inter alia, damages, including interest and plaintiff's costs and rescission. A second putative securities class action complaint was filed by Mark Couch in October 2011 in the same court, also related to alleged violations under Sections 11 and 15 of the Securities Act, and Sections 10(b) and 20(a) of the Exchange Act. On November 7, 2011, the class actions were consolidated, and lead plaintiffs were appointed pursuant to the Private Securities Litigation Reform Act. On December 16, 2011, plaintiffs filed a consolidated complaint which added a claim under Section 12 of the Securities Act to its allegations of violations of the securities laws and extended the putative class period from August 9, 2011 to November 14, 2011.  The plaintiffs filed an amended complaint on May 11, 2012 and a second amended complaint on July 11, 2012. On August 1, 2012, we filed a motion to dismiss the second amended complaint, which was granted on January 17, 2013.

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

Motricity, Inc.
Notes to Consolidated Financial Statements

From time to time, we are subject to claims in legal proceedings arising in the normal course of business. We do not believe that we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Year Ended December 31,
(in thousands)	2012	2011	2010
Tax Valuation Allowance:
Beginning balance	$134,095	$90,799	$92,612
Charged to net loss	31,161	43,296	(1,813)
Ending balance	165,256	134,095	90,799

Allowance for Doubtful Accounts:
Beginning balance	$905	$437	$250
Charged to costs and expenses	(230)	883	329
Charges utilized/write-offs	(393)	(421)	(142)
Effect of foreign currency translation	5	6	—
Ending balance	$287	$905	$437

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

PricewaterhouseCoopers LLP ("PWC") served as our independent registered public accounting firm for the year ended December 31, 2010, and subsequently resigned on September 20, 2011. During the fiscal year ended December 31, 2010 and through September 20, 2011, there were no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PWC, would have caused PWC to make reference to the subject matter of such disagreements in connection with its reports on the financial statements for such years or subsequently. On September 21, 2011, the Audit Committee approved the appointment of Grant Thornton LLP (“Grant Thornton”) as the Company’s independent registered public accounting firm. Grant Thornton served as our independent registered public accountant for the years ended December 31, 2012 and 2011.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There has been no change in our internal control over financial reporting during the fiscal year 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (or the COSO criteria).

Based on our assessment, management believes that, as of December 31, 2012 the Company's internal controls over financial reporting were effective.

Item 9B.	Other Information.

We did not hold an annual meeting of stockholders in 2012, and we currently anticipate that we will hold our 2013 annual meeting of stockholders (the “2013 Annual Meeting”) on Monday, April 15, 2013 in New York, NY. Any proposal by a stockholder to be presented at the 2013 Annual Meeting, and to be considered for inclusion in the Company's proxy statement, must be received at the Company's executive office at 601 West 26th Street, Suite 415, New York, NY 10001 no later than the close of business on March 18, 2013 and must otherwise comply with the SEC's rules.
If you intend to present a proposal at the 2013 Annual Meeting other than for inclusion in the Company's proxy statement, or if you want to nominate one or more directors, you must give timely written notice thereof to the Corporate Secretary at the address above. In accordance with the Company's By-Laws, because no annual meeting was held in 2012, written notice must be received no later than March 26, 2013, which is the 15th day following the day on which public announcement of the date of such meeting is made.
You may contact the Corporate Secretary at the address above for a copy of the relevant By-Law provisions regarding the requirements for making stockholder proposals and nominating director candidates.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2012.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2012.

Item 13.	Certain Relationships, Related Transactions and Director Independence.

The information required by this Item is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2012.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2012.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this report:
1. Financial Statements
The following consolidated financial statements are submitted in Part II, Item 8 of this annual report:

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

MOTRICITY, INC.

Date:	March 11, 2013	By:	/s/ Richard Stalzer
Richard Stalzer
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicted have signed this report below.

Signature	Title	Date

/s/ Richard Stalzer	Chief Executive Officer, Principal Executive Officer	March 11, 2013
Richard Stalzer

/s/ Nathan Fong	Chief Financial Officer, Principal Financial and Accounting Officer	March 11, 2013
Nathan Fong

/s/ James L. Nelson	Chairman of the Board	March 11, 2013
James L. Nelson

/s/ Hunter C. Gary	Director	March 11, 2013
Hunter C. Gary

/s/ Brett M. Icahn	Director	March 11, 2013
Brett M. Icahn

/s/ Jaffrey A. Firestone	Director	March 11, 2013
Jaffrey A. Firestone

/s/ Kevin Lewis	Director	March 11, 2013
Kevin Lewis

EXHIBIT INDEX

EXHIBIT NO.	Incorporated by Reference	Description of Documents
2.1	II	Arrangement Agreement, dated as of March 12, 2011, by and among Adenyo Inc., 7761520 Canada Inc., Motricity, Inc. and the other parties thereto

3.1	A	Restated Certificate of Incorporation

3.2	B	Bylaws

3.3	EE	Amended and Restated Certificate of Designations relating to the 13% Series J Preferred Stock

4.1	Y	Form of the Company's Common Stock Certificate

4.2	U	Form of the Company's Series J Preferred Stock Certificate

4.5	FF	Warrant Agreement by and between the Company and American Stock Transfer & Trust Company

10.1	D	Master Services Agreement, dated as of December 30, 2008, between GlobalLogic, Inc. and Motricity, Inc. ‡

10.2	D	Second Amended and Restated Wireless Services Agreement #00014249, dated as of July 22, 2005, between InfoSpace Mobile, Inc. and Cingular Wireless LLC, as amended ‡

10.3	D	WAP 2.0 Hosting Agreement, dated as of June 24, 2004, between Premium Wireless Services USA, Inc. d/b/a InfoSpace Mobile and Cellco Partnership d/b/a Verizon Wireless, as amended ‡

10.4	E	Amendment Number 9 to WAP 2.0 Hosting Agreement, dated as of June 24, 2004, dated as of November 8, 2010, between Motricity, Inc. and Cellco Partnership d/b/a Verizon Wireless

10.5	F	Amendment Number 8 to WAP 2.0 Hosting Agreement, dated as of June 24, 2004, dated as of June 30, 2010, between Motricity, Inc. and Cellco Partnership d/b/a Verizon Wireless ‡

10.6	F	Amendment Number 7 to WAP 2.0 Hosting Agreement, dated as of June 24, 2004, dated as of March 29, 2010, between Motricity, Inc. and Cellco Partnership d/b/a Verizon Wireless ‡

10.7	B	Office Lease, dated as of December 21, 2007, between WA-Three Bellevue Center, LLC and Motricity, Inc. ‡

10.9	C	Employment Offer Letter, dated as of January 7, 2009, between Motricity, Inc. and James R. Smith, Jr.

10.10	D	Form of First Amendment to Employment Offer Letter Agreement of Executive Officers

10.11	C	Amended and Restated 2004 Stock Incentive Plan of Motricity, Inc., as amended through August 4, 2005

10.12	D	Motricity, Inc. 2010 Amended and Restated Corporate Incentive Plan ‡

10.13	B	Motricity, Inc. 2010 Long-Term Incentive Plan

10.14	B	Form of Stock Option Agreement under 2004 Plan

10.15	B	Form of Restricted Stock Grant Agreement under 2004 Plan

10.16	C	Form of Motricity, Inc. Indemnification Agreement

10.17	D	Form of Stock Option Agreement under the 2010 Long-Term Incentive Plan

10.18	D	Certificate of Amendment to the 2004 Stock Incentive Plan of Motricity, Inc.

10.19	E	Master Service Agreement, dated as of October 1, 2010, between Motricity Inc. and AT&T Services, Inc.

10.20	E	Service Exhibit No. 20100607.090.S.002, dated as of October 1, 2010, between Motricity, Inc. and AT&T Services, Inc. ‡

10.21	F	Form of Restricted Stock Agreement under the 2010 Long-Term Incentive Plan

10.22	G	Arrangement Agreement, dated January 30, 2011, among Adenyo Inc., 7761520 Canada Inc. and Motricity, Inc. and Michael Orr, as shareholder representative

10.23	H	Development Work Agreement, dated as of May 18, 2010, between PT XL Axiata Tbk., and Motricity, Inc. ‡

10.24	H	Software License and Maintenance Agreement, dated as of May 18, 2010, between PT XL Axiata Tbk., and Motricity, Inc. ‡

10.25	H	System Supply, Integration and Managed Services Agreement, dated as of May 18, 2010, between PT XL Axiata Tbk., and Motricity, Inc. ‡

10.26	I	Second Amendment to Letter Agreement, dated as of April 19, 2011, by and between James R. Smith, Jr. and Motricity, Inc.

10.27	V	Amendment Number 10 to Agreement Number 750-67761-2004 Between Cellco Partnership D/B/A Verizon Wireless and Motricity, Inc. ‡

10.28	J	2011 Corporate Incentive Plan

10.29	K	Agreement by and between Brian Turner and Motricity, Inc. dated July 11, 2011

10.30	L	Release Agreement between Motricity, Inc. and James Ryan, dated August 12, 2011

10.31	M	Release Agreement between Motricity, Inc. and Ryan K. Wuerch, dated August 21, 2011

10.32	M	Third Amendment to Letter Agreement between Motricity, Inc. and James R. Smith, Jr., dated August 21, 2011

10.33	N	Interim Services Agreement between Motricity, Inc. and SFN Professional Services LLC, dated August 24, 2011

10.34	O	Release Agreement between Motricity, Inc. and Allyn P. Hebner, dated August 31, 2011

10.35	O	Release Agreement between Motricity, Inc. and Richard E. Leigh, Jr., dated August 31, 2011

10.36	P	Promissory Note issued by Motricity, Inc. in favor of High River Limited Partnership, dated September 16, 2011

10.37	P	Security Agreement between Motricity, Inc. and High River Limited Partnership, dated September 16, 2011

10..38	Q	Executive Employment Agreement between Motricity, Inc. and Charles Scullion, dated May 12, 2011

10.39	Q	Letter Agreement between Motricity, Inc. and Charles Scullion, dated September 29, 2011

10.40	Q	Motricity, Inc. Executive Officer Severance/Change in Control Plan

10.41	R	Motricity, Inc. 2010 Long-Term Incentive Plan, as amended

10.42	S	First Amendment to Service Exhibit No. 20100607.090.S.002 between Motricity, Inc. and AT&T Services, Inc., dated September 1, 2011 ‡

10.43	S
Fourth Amendment to the Second Amended and Restated Wireless Services Agreement #00014249 between Motricity, Inc. (formerly known as InfoSpace Mobile, Inc.) and AT&T Mobility LLC (formerly known as Cingular Wireless LLC), dated September 1, 2011 ‡

10.44	S	Motricity, Inc. Amended and Restated 2011 Corporate Incentive Plan ‡

10.45	S	First Amendment to the System Supply, Integration and Managed Services Agreement between PT XL Axiata Tbk. and PT Motricity Indonesia, dated June 30, 2011

10.46	T	First Amendment to Promissory Note by and between Motricity, Inc. and High River Limited Partnership, dated November 14, 2011

10.47	W	Employment Offer Letter, between Motricity, Inc. and Richard Stalzer

10.48	W	Release Agreement, dated as of January 22, 2012 between Motricity, Inc. and Charles Scullion

10.49	X	Amended and Restated Promissory Note issued by Motricity, Inc. in favor of High River Limited Partnership, dated February 28, 2012.*

10.50	X	Amended and Restated Security Agreement by and between Motricity, Inc. and mCore International, Inc. with and in favor of High River Limited Partnership dated February 28, 2012.*

10.51	Z	First Amendment to Amended and Restated Promissory Note by and between High River Limited Partnership and Motricity, Inc., dated May 10, 2012

10.52	AA	2012 Corporate Incentive Plan‡

10.53	BB	Employment Offer Letter, between the Motricity, Inc. and Nathan Fong, dated May 21, 2012

10.54	BB	Amendment to Employment Offer Letter, between the Motricity, Inc. and Richard Stalzer, dated May 22, 2012

10.55	CC	Motricity, Inc. Amended and Restated Severance/Change in Control Plan, as amended

10.56	CC	2012 Form of Named Executive Officer Option Agreement under the 2012 Long-Term Incentive Plan

10.57	DD	Lease Termination Agreement, by and between Kilroy Realty, L.P. and Motricity, Inc., dated June 12, 2012

10.58	GG	Limited Waiver from High River Limited Partnership, dated September 12, 2012

10.59	JJ	Fifth Amendment, dated as of September 17, 2012, to the Second Amended and Restated Wireless Service Agreement between Motricity, Inc. and AT&T Mobility.#

10.60	JJ	Second Amendment, dated as of September 19, 2012, to the Appcenter Service Exhibit No. 20100607.090.S.002#

10.61	HH	Release Agreement by and between Motricity, Inc. and James R. Smith, Jr., dated November 21, 2012

10.62	HH	Second Amendment to the Offer Letter by and between Motricity, Inc. and Richard Stalzer, as of November 15, 2012

10.63	HH	Amendment to the Offer Letter by and between Motricity, Inc. and Nathan Fong, as of November 15, 2012

10.64	HH	Offer Letter by and between Motricity, Inc. and Richard Sadowsky, dated November 15, 2012

16.1	P	Letter from PricewaterhouseCoopers LLP dated September 22, 2011

23.1		Consent of Grant Thornton LLP*

23.2		Consent of PricewaterhouseCoopers LLP*

31.1		Certification of Richard Stalzer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2		Certification of Nathan Fong pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.**

32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.**

101.INS		XBRL Instance Document**

101.SCH		XBRL Taxonomy Extension Schema Document***

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document***

101.LAB		XBRL Taxonomy Extension Label Linkbase Document***

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document***

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document***

*	Filed herewith.

**	Furnished herewith.

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

#
Confidential treatment was requested for certain provisions of this Exhibit pursuant to Exchange Act Rule 24b-2. These provisions have been omitted from the filing and submitted separately to the Securities and Exchange Commission.

(1)	If not filed herewith, filed as an exhibit to the document referred to by letter as follows:

	A	Registration Statement on Form S-1/A, File No. 333-164471, filed on June 15, 2010

	B	Registration Statement on Form S-1/A, File No. 333-164471, filed on April 26, 2010

	C	Registration Statement on Form S-1, File No. 333-164471, filed January 22, 2010

	D	Registration Statement on Form S-1/A, File No. 333-164471, filed June 2, 2010

	E	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed on November 3, 2010

	F	Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2010, filed on August 6, 2010

	G	Amendment to Current Report on Form 8-K, originally filed on January 31, 2011, filed on Form 8-K/A on February 1, 2011

	H	Amendment No. 2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on January 18, 2012

	I	Current Report on Form 8-K, filed on April 22, 2011

	J	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed on May 5, 2011

	K	Current Report on Form 8-K, filed on July 15, 2011

	L	Current Report on Form 8-K, filed on August 17, 2011

	M	Current Report on Form 8-K, filed on August 22, 2011

	N	Current Report on Form 8-K, filed on August 25, 2011

	O	Current Report on Form 8-K, filed on September 7, 2011

	P	Current Report on Form 8-K, filed on September 22, 2011

	Q	Current Report on Form 8-K, filed on October 5, 2011

	R	Current Report on Form 8-K, filed on November 2, 2011

	S	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed on November 21, 2011

	T	Current Report on Form 8-K, filed on November 14, 2011

	U	Amendment No. 5 to Registration Statement on Form S-3, File No. 333-178309, on Form S-1, filed July 9, 2012

	V	Amendment No. 1 Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed on January 18, 2012

	W	Current Report on Form 8-K, filed on January 23, 2012

	X	Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 13, 2012

Y	Registration Statement on Form S-1, File No. 333-164471, filed with the Commission on May 14, 2010

Z	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed on May 10, 2012

AA	Amendment to Current Report on Form 8-K, originally filed on May 23, 2012, filed on Form 8-K/A on June 21, 2012

BB	Current Report on Form 8-K, filed on May 29, 2012

CC	Current Report on Form 8-K, filed on May 31, 2012

DD	Current Report on Form 8-K, filed on June 27, 2012

EE	Registration Statement on Form S-1 filed on August 22, 2012

FF	Current Report on Form 8-K, filed on October 12, 2012

GG	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed on November 8, 2012

HH	Current Report on Form 8-K, filed on November 21, 2012

II	Current Report on Form 8-K, filed on March 18, 2011

JJ	Amendment to Current Report on Form 8-K, originally filed on September 21, 2012, filed on Form 8-K/A on November 6, 2012